Form 10QSB
period 2006-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2006-08-21
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


           (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2006

          ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT

           For the transition period from __________ to __________

                     Commission File Number 333-129347

                    WHITE MOUNTAIN TITANIUM CORPORATION
               (Name of small business issuer in its charter)

          NEVADA                                            87-0577390
(State of incorporation or                           (IRS Identification No.)
      organization)

                      2150 - 1188 West Georgia Street
                        Vancouver, British Columbia
                              Canada, V6C 4E2
                  (Address of principal executive offices)

                               (604) 408-2333
                        (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___   No  X

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes ___   No  X

16,269,133 shares of the issuer's common stock, $.001 par value, were outstanding at August 1, 2006.

Transitional Small Business Disclosure Format (Check One) Yes ___   No  X

                        PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)
--------------------------------------------------------------------------------
                                                     June 30       December 31
                                                      2006            2005
                                                  -------------   -------------
                                                    Unaudited
ASSETS

Current
  Cash and cash equivalents                       $   3,144,112   $   4,116,412
  Marketable securities                                     233           6,820
  Prepaid expenses                                       34,581          25,322
  Receivables                                            20,339          12,111
                                                   ------------    ------------
Total Current Assets                                  3,199,265       4,160,665

Property and Equipment                                   58,865          59,321
                                                   ------------    ------------
Total Assets                                      $   3,258,130   $   4,219,986
                                                   ============    ============


LIABILITIES

Current
  Accounts payable and accrued liabilities        $      13,377   $     365,778
                                                   ------------    ------------
Total Current Liabilities and Total Liabilities          13,377         365,778
                                                   ------------    ------------

STOCKHOLDERS' EQUITY

Preferred Stock and Paid-in Capital in Excess
 of $0.001 Par Value
   20,000,000 Shares authorized
   6,875,000 Shares issued and outstanding            5,500,000       5,500,000
     (December 31, 2005 - 6,875,000)

Common Stock and Paid-in Capital in Excess
 of $0.001 Par Value
   100,000,000  Authorized
   16,269,133 shares issued and outstanding           6,234,759       5,904,759
     (December 31, 2005 - 15,829,133)

Accumulated Deficit                                  (8,490,006)     (7,550,551)
                                                   ------------    ------------
Total Stockholders' Equity                            3,244,753       3,854,208
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity        $   3,258,130   $   4,219,986
                                                   ============    ============

               See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)
--------------------------------------------------------------------------------

                                                                                                    Cumulative
                                                                                                   From Inception
                                           Three months ended             Six months ended         November 13,
                                                June 30                       June 30              2001 through
                                           2006          2005            2006          2005        June 30, 2006
                                       ------------  ------------    ------------  ------------    -------------
Expenses
  Advertising and promotion            $     19,668  $       -       $     20,495  $      3,585    $     54,793
  Amortization                                  229          -                456          -             15,906
  Bank charges and interest                   1,562           737           2,454         1,371           9,510
  Consulting fees                            (2,824)       20,919          20,569        58,519         590,639
  Consulting fees -
    directors and  officers                  48,000        21,000          96,000        61,000         488,034
  Exploration                               154,014       130,070         427,111       240,780       2,061,349
  Filing fees                                   400          -                500           100          18,084
  Insurance                                     339          -             33,286           638          57,895
  Investor relations                           -            5,104          32,838        10,242          76,697
  Licenses, taxes and filing fees             3,219        11,098          33,330        14,462         162,355
  Management fees                            32,000         4,280          56,000         4,280         104,280
  Office                                      1,841         3,288          10,372         8,446          62,824
  Professional fees                         121,933        52,780         191,468        97,199         805,758
  Rent                                       17,975         9,913          28,950        20,421          92,373
  Stock-based compensation                     -             -               -             -          1,340,670
  Telephone                                   4,104         1,086           6,627         3,131          15,867
  Transfer agent fees                            83           710             266         1,480           4,030
  Travel and vehicle                         42,768        27,146          87,931        69,988         426,403
                                        -----------   -----------     -----------   -----------     -----------
Loss before other items                    (445,311)     (288,131)     (1,048,653)     (595,642)     (6,387,467)

Gain (loss) on investments                   44,198          -             44,198          -             62,351
Adjustment to market for
  marketable securities                         104          -             24,914        17,573         (43,008)
Foreign exchange                            (20,495)       (2,937)        (32,518)       (6,266)        (33,709)
Dividend income                                 270          -                270          -                270
Interest income                              30,973          -             72,334          -            144,664
Financing Agreement Penalty (Note 2)           -             -               -             -           (330,000)
                                        -----------   -----------     -----------   -----------     -----------
Net loss for the period                    (390,260)     (291,068)       (939,455)     (584,335)     (6,586,899)

Preferred stock dividends                      -             -               -             -         (1,537,500)
                                        -----------   -----------     -----------   -----------     -----------
Net Loss Available for Distribution    $   (390,260) $   (291,068)   $   (939,455) $   (584,335)   $ (8,124,399)
                                        ===========   ===========     ===========   ===========     ===========


Loss per Share                         $      (0.02) $      (0.02)   $      (0.06) $      (0.04)
                                        ===========   ===========     ===========   ===========

Weighted average number of
  Shares Outstanding                     15,965,265    15,483,122      15,829,133    15,479,050       3,851,512
                                        ===========   ===========     ===========   ===========     ===========

               See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Deficit)
(US Funds)
--------------------------------------------------------------------------------

                                                                        Preferred
                                             Common Stock                 Stock                                           Total
                                             and Paid-In   Shares of   and Paid-In     Sub-       Sub-                 Stockholders'
                                              Excess of    Preferred    Excess of   scriptions scriptions Accumulated    Equity
                                    Shares    Par Value      Stock      Par Value   Receivable  Received    Deficit     (Deficit)
                                  ---------- ------------ ----------- ------------- ---------- ---------- ------------ ------------
Balance, December  31, 2002 and
 inception (November 13, 2001)          -     $      -           -     $       -     $    -     $    -     $      -     $      -

  Shares issued for cash
   Private placements              4,040,000      404,000        -             -      (111,000)      -            -         293,000

  Shares issued for services       7,211,000       72,110        -             -          -          -            -          72,110
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, prior to acquisition     11,251,000      476,110        -             -      (111,000)      -            -         365,110

  Shares of accounting
   subsidiary acquired on
   reverse takeover                1,550,000       28,368        -             -          -          -            -          28,368

  Adjustment to eliminate
   capital of accounting
   subsidiary on reverse takeover       -         (28,368)       -             -          -          -            -         (28,368)

  Adjustment to increase
   capital of accounting parent
   on reverse takeover                  -         365,779        -             -          -          -            -         365,779

  Excess of purchase price over
   net assets acquired on
   recapitalization                     -            -           -             -          -          -        (365,607)    (365,607)

  Net loss for year                     -            -           -             -          -          -        (830,981)    (830,981)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, December 31, 2003        12,801,000      841,889        -             -      (111,000)      -      (1,196,588)    (465,699)

  Shares issued for cash
   Private placement               2,358,633    1,405,180        -             -          -          -            -       1,405,180

  Share subscriptions received          -            -           -             -          -       120,000         -         120,000

  Shares issued for services         128,500      205,320        -             -          -          -            -         205,320

  Receipt of subscriptions
   receivable                           -            -           -             -       111,000       -            -         111,000

  Stock-based compensation              -         651,750        -             -          -          -            -         651,750

  Net loss for year                     -            -           -             -          -          -      (2,173,509)  (2,173,509)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, December 31, 2004        15,288,133  $ 3,104,139        -     $       -     $    -     $ 120,000  $(3,370,097) $  (145,958)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------

               See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (continued)
(Deficit)
(US Funds)
-----------------------------------------------------------------------------

                                                                        Preferred
                                             Common Stock                 Stock                                           Total
                                             and Paid-In   Shares of   and Paid-In     Sub-       Sub-                 Stockholders'
                                              Excess of    Preferred    Excess of   scriptions scriptions Accumulated    Equity
                                    Shares    Par Value      Stock      Par Value   Receivable  Received    Deficit     (Deficit)
                                  ---------- ------------ ----------- ------------- ---------- ---------- ------------ ------------
Balance, December 31, 2004        15,288,133  $ 3,104,139  $     -     $       -     $    -     $ 120,000  $(3,370,097) $  (145,958)

  Preferred stock issued for cash
   Private placement                    -            -      6,250,000     5,000,000       -          -            -       5,000,000

  Preferred stock issued for debt       -            -        625,000       500,000       -          -            -         500,000

  Shares issued for cash
   Private placement                 459,000      459,000        -             -          -      (120,000)        -         339,000

  Shares issued for services          82,000      115,200        -             -          -          -            -         115,200

  Stock-based compensation              -         688,920        -             -          -          -            -         688,920

  Beneficial conversion feature         -       1,537,500        -             -          -          -      (1,537,500)        -

  Net loss for year                     -            -           -             -          -          -      (2,642,954)  (2,642,954)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, December 31, 2005        15,829,133    5,904,759   6,875,000     5,500,000       -          -      (7,550,551)   3,854,208

  Shares issued for financial
   agreement penalty to be
   settled (Note 2)                  440,000      330,000        -             -          -          -            -         330,000

  Net loss for the period               -            -           -             -          -          -        (939,455)    (939,455)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, June 30, 2006            16,269,133  $ 6,234,759   6,875,000  $  5,500,000  $    -     $    -     $(8,490,006) $ 3,244,753
                                  ==========   ==========   =========   ===========   ========   ========   ==========   ==========

               See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)
-----------------------------------------------------------------------------

                                                                                  Cumulative
                                                                                 From Inception
                                                                                 November 13,
                                                                                 2001 through
                                                 Six months Ended June 30          June 30,
                                                   2006             2005             2006
                                               ------------     ------------     ------------
Operating Activities
 Net loss for period                           $   (939,455)    $   (584,335)    $ (6,586,899)
  Items not involving cash
     Amortization                                       456             -              15,906
     Stock-based compensation                          -                -             392,630
     Common stock issued for services                  -                -           1,340,670
     Financing agreement penalty (Note 2)              -                -             330,000
     Adjustment to market on marketable
      Securities                                    (24,914)         (17,572)          43,008
     Gain on sale of marketable securities          (44,198)            -             (62,351)
     Non-cash resource property expenditures           -                -             600,000
  Changes in Non-Cash Working Capital
     Receivables                                     (8,228)           2,156          (20,339)
     Marketable securities                           75,698           37,414           19,109
     Accounts payable and accrued liabilities       (22,402)          70,687           13,376
     Prepaid expenses                                (9,259)         (16,210)         (34,581)
                                                -----------      -----------      -----------
Cash Used in Operating Activities                  (972,300)        (507,860)      (3,949,469)

Investing Activity
  Addition to property and equipment                   -                (480)         (74,771)
                                                -----------      -----------      -----------
Cash Used in Investing Activities                      -                (480)         (74,771)

Financing Activities
  Repayment of long-term debt                          -                -            (100,000)
  Issuance of preferred stock                          -                -           5,000,000
  Issuance of common stock                             -             351,000        2,037,180
  Stock subscriptions received                         -             (12,000)         120,000
  Stock subscriptions receivable                       -                -             111,000
  Working capital acquired on acquisition              -                -                 172
                                                -----------      -----------      -----------
Cash Provided by Financing Activities                  -             339,000        7,168,352

(Outflow) Inflow of Cash and Cash Equivalents      (972,300)        (169,340)       3,144,112

Cash and Cash Equivalents,
  Beginning of Year                               4,116,412          300,592             -
                                                -----------      -----------      -----------
Cash and Cash Equivalents, End of Year         $  3,144,112     $    131,252     $  3,144,112
                                                ===========      ===========      ===========


Supplemental Cash Flow Information
  Income tax paid                              $       -        $       -        $       -
  Interest paid                                $       -        $       -        $       -
                                                ===========      ===========      ===========

Shares Issued for
  Settlement of debt                           $    330,000     $    830,000             -
  Services                                     $     72,110     $    392,630             -
                                                ===========      ===========      ===========

               See notes to consolidated financial statements.

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     White Mountain Titanium Corporation (the "Company") currently has no ongoing operations and is considered an exploration stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company previously provided computer-networking services for Utah companies and operated under the name Utah Networking Services, Inc. ("Utah").

     Effective December 1, 2003, Utah, a company organized under the laws of the state of Nevada on April 24, 1998, merged with GreatWall Minerals, Ltd. ("GreatWall"). GreatWall was a C corporation organized under the laws of the state of Idaho on November 13, 2001. The Company was the surviving entity and the name change was effected on February 19, 2004. GreatWall's principal business was advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property ("Cerro Blanco") located in Region III of northern Chile. Prior to the merger, Utah was a non-reporting, non-operating shell company.

     As a result of the merger, control passed to the shareholders of what was GreatWall. The merger has been accounted for as a recapitalization.

     The Company's statement of operations includes the operating results of GreatWall for each of the periods presented and the operating results of Utah commencing from December 1, 2003.

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements for December 31, 2005.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2006 and December 31, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the six months ended June 30, 2006 and June 30, 2005. The results of operations for the six months ended
     June 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at December 31, 2005, included in the Company's Form SB-2 Registration Statement.

2.   FINANCING PENALTY

     Pursuant to the issuance of 6,875,000 preferred shares during the Company's year ended December 31, 2005, the Company was required to reach certain milestones. Failure to meet these milestones would cause the Company to incur penalty of 1% of the purchase price of the securities for each month the Company fails to meet the requirements.
     On May 5, 2006, the Company reached an agreement with the preferred shareholders to settle damages incurred related to breaching these milestones and deferred the period by when the registration must become effective to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered common shares at a price of $0.75 representing the fair market value at the date of settlement for a total of $330,000. These shares were issued during the current quarter. Subsequent to the period the SB-2 was declared effective by the SEC therefore no additional penalty will be incurred in this regard.

3.   RESTATEMENT

     During the year ended December 31, 2005, the Company had recorded the $330,000 related to the value of the shares disclosed in note 2 as Additional Paid-in Capital. This amount has been reclassified as a liability as it represents the amount the Company expected to pay as at December 31, 2005.

4.   LOSS CONTINGENCY

     The Company's Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred shares and warrants issued to them be effective by January 30, 2006, and that the Company file a prospectus in Canada. In May 2006, the Company amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006, and eliminating the Canadian filing requirement. These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments to these persons.

     If the Company were to rescind the sale of the shares to Rubicon and Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $50,000 per month to Rubicon and $5,000 per month to Phelps Dodge for failure to meet the registration deadlines in the Securities Purchase Agreement. Through July 31, 2006, these damages could be as much as $330,000, plus interest at the rate of 1.5% per month. The rescission of the shares and payment of the liquidated damages could have a material negative impact on the Company. The Company believes that because of the significant investment in the Company by Rubicon and the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of either party exercising a right of rescission and the attendant potential aggregate liability is not probable. As of June 30, 2006, the Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.


Item 2. Management's Discussion and Analysis
--------------------------------------------

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

Background

We are a mineral exploration company. We hold mining concessions composed of nine fully constituted exploitation mining concessions and twenty-four exploitation mining concessions in the process of being constituted, over approximately 7,483 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile. We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced. Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration. We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on August 14, 2006, to register the resale by the selling stockholders of up to 13,750,000 shares of our common stock, composed of 6,875,000 shares of common stock underlying our outstanding Class A Convertible Preferred Stock convertible at the effective rate of one share of our common stock for each share of the preferred stock converted, and 6,875,000 shares of common stock issuable upon the exercise of outstanding warrants at $1.25 per share. The selling stockholders will sell at a price ranging from $0.80 to $1.15 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices.

Our common stock is quoted on the Pink Sheets under the symbol "WMTM." The last reported sales price per share of our common stock as reported by the Pink Sheets on August 14, 2006, was $0.70.

We have not yet contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the OTC Bulletin Board. We intend to engage a market maker to file an application on our behalf in order to make a market for our common stock by September 2006.

Plan of Operation

We completed the acquisition of an undivided interest in the Cerro Blanco property in September 2005. Exploration drilling by us and the previous owner has defined rutile mineralization. Metallurgical test work performed by Lakefield Research has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional flotation process. Over the next twelve months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. In order to achieve the first objective, we will conduct an exploration program consisting mainly of infill and step out drilling, grade variability studies, regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. We will also conduct metallurgical tests on samples we believe are representative of rutile mineralization on the property. These tests will allow us to better determine recovery characteristics of the contained rutile mineralization and make further refinements to the process design. We will continue to collect base line field data for eventual input into an environmental impact assessment and advance permit applications on an as required basis. With respect to the second objective, we intend to execute a marketing program with potential buyers of both rutile. The marketing program will include provision for testing of samples of Cerro Blanco rutile concentrates at the buyers' operations and, subject to technical acceptability, ending with the negotiation of off-take contracts. On a year over year comparative basis, our activity in 2006 is budgeted to closely track that of 2005 with similar levels of expenditure across all areas except for marketing, investor relations and promotion where expenditures are budgeted to exceed 2005 levels.

Based on our 2006 corporate operating budget projections, we believe we can satisfy our cash requirements to meet the objectives set out above as well as fund general and administrative expense for the next twelve months from funds on deposit. We do not anticipate the need to raise additional funds in the next twelve months. The closing balance for funds on deposit as at December 31, 2005, was $4,116,412 and at July 31, 2006 budgeted expenditures had reduced this balance to approximately $3,000,000. We are currently budgeting approximately $119,000 per month on average to fund our operations through to the end of 2006 and anticipate our monthly expenditures will average approximately $109,000 over the next twelve months. These amounts include costs associated with outstanding commitments under various consulting agreements. We believe that our current capital resources are sufficient to fund our planned operations for a period of no less than twelve months from June 30, 2006. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there is no commitment to exercise. Should we decide - or be required - to substantially increase our expenditures over those contained in the approved 2006 operating budget, the most likely source of new funds would be an equity placement of common shares.

With respect to the current engineering status of the project, a considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year's metallurgical test work and ultimately pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design; a pilot scale metallurgical test to provide data for final process design engineering; an environmental impact assessment and permitting program and commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at $2,363,000. This figure, which includes technical and marketing programs undertaken in 2006 but excludes general and administrative expense, is comprised of exploration and mine planning ($1,062,000); project engineering ($206,000); metallurgical engineering and pilot plant test work ($595,000); environmental and permitting ($275,000) and business development and marketing ($225,000). We believe we currently do not have sufficient capital to complete a feasibility study and estimate that by approximately 2008 we will require an additional $1,000,000 to do so.

In July 2005, we entered into a funding agreement with Rubicon Master Fund to provide $5,000,000 in equity funding. In September 2005, we amended the agreement to add Phelps Dodge to the agreement and to satisfy a $500,000 final payment on our Cerro Blanco rutile property. The agreement with these parties provides for liquidated damages if we do not meet certain requirements, including the filing and effectiveness of a registration statement, and the filing of a prospectus in Canada. We were required under the agreement to obtain effectiveness of the registration statement and the filing of the prospectus in Canada by January 31, 2006, which was not met.
As a result, we had an obligation to pay to the parties 1% of the purchase price paid by each party for each month these requirements were not met. We negotiated a revision to the agreement in May 2006 which required us to obtain effectiveness of the registration statement by September 30, 2006, and eliminated the requirement to file a prospectus in Canada. As consideration for amending the agreement, we issued 400,000 shares of common stock to Rubicon and 40,000 shares to Phelps Dodge.

Results of Operations

We recorded a loss for the six months ended June 30, 2006 of $939,455 ($0.06 per share) compared to a loss of $584,335 ($0.04 per share) for the comparable interim period in the preceding year. This 61% increase in loss in the current year is attributable to an increase in exploration expenditures and related professional fees, consulting and management fees and travel, vehicle and insurance costs. In addition there was an increase in expenditure on investor relations and licenses and taxes on the property and costs associated with the registration statement. The single largest cost increase for the six months ended June 30, 2006 is attributable to exploration expenditures which rose to $427,111 versus $240,780 for the comparable interim period in the previous year, an increase of $186,331.

The significant components for general and administrative costs for the six months ended June 30, 2006 and the comparable interim period in the preceding year were consulting and management fees of $172,569 ($123,799); professional fees of $191,468 ($97,199); insurance costs of $33,286 ($638); investor relations, advertising and promotion of $53,333 ($13,827) licenses, taxes and filing fees of $33,330 ($14,462) and travel and vehicle expenses of $87,931 ($69,988).

Higher costs for the first six months ended June 30, 2006 over the comparable interim period in the preceding year were primarily related to an increase in exploration activity on the property.

Off-Balance Sheet Arrangements

As of June 30, 2006, the Company did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-An Amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our results of operations or financial position.

In May 2005, FASB issued SFAS No. 154 "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on our results of operations or financial position.

In March 2005, FASB issued Interpretation No. 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

Forward Looking Statements

The statements contained in this report that are not historical facts, including, but not limited to, statements found in the section entitled "Risk Factors," are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "intends," "may," "will," "should," "anticipates," "expects," "could," "plans," or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

The risk factors discussed in our current prospectus dated August 14, 2006, could cause our results to differ materially from those expressed in forward-ooking statements. There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.


Item 3. Controls and Procedures
-------------------------------

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and principal financial officer, Brian Flower, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will be effective for our year ending December 31, 2007, or beyond. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company's internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.


                         PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities
------------------------------------------------

During the quarter ended June 30, 2006, the following securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported:

  * In May 2006, we issued 400,000 shares of common stock to Rubicon and 40,000 shares to Phelps Dodge pursuant to an Amendment and Waiver to the Securities Purchase Agreement. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Rubicon and Phelps Dodge were accredited investors as defined in Rule 501 of Regulation D at the time of the acquisition. They delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates representing the shares. They were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. They did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. No commissions were paid in connection with the transaction.

Item 6. Exhibits
----------------

The following exhibits are included as part of this report:

     31.1 Rule 15d-14(a) Certification by Principal Executive Officer
     31.2 Rule 15d-14(a) Certification by Chief Financial Officer
     32.1 Section 1350 Certification of Principal Executive Officer
     32.2 Section 1350 Certification of Chief Financial Officer

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        White Mountain Titanium Corporation


Date:  August 17, 2006                  By /s/ Michael P.  Kurtanhek
                                           Michael P. Kurtanjek, President
                                           (Principal Executive Officer)


Date:  August 17, 2006                  By /s/ Brian Flower
                                           Brian Flower, Chief Financial Officer
                                           (Principal Financial Officer)