Form 10QSB
period 2006-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2006-11-14
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB


           (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

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


Check whether the issuer (1) filed all reports required to be filed under
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ___

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes ___   No  X

16,269,133 shares of the issuer's common stock, $.001 par value, were outstanding at November 10, 2006.

Transitional Small Business Disclosure Format (Check One)  Yes ___   No X

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
------------------------------

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)
--------------------------------------------------------------------------------

                                                  Setpember 30       December 31
                                                      2006            2005
                                                  -------------   -------------
                                                    Unaudited

ASSETS

Current
  Cash and cash equivalents                       $   2,835,016   $   4,116,412
  Marketable securities                                    -              6,820
  Prepaid expenses                                       32,322          25,322
  Receivables                                            18,866          12,111
                                                   ------------    ------------
Total Current Assets                                  2,886,204       4,160,665

Property and Equipment                                   60,552          59,321
                                                   ------------    ------------
Total Assets                                      $   2,946,756   $   4,219,986
                                                   ============    ============


LIABILITIES

CurrenT
  Accounts payable and accrued liabilities        $      10,368   $     365,778
                                                   ------------    ------------
Total Current Liabilities and Total Liabilities          10,368         365,778
                                                   ------------    ------------
STOCKHOLDERS' EQUITY

Preferred Stock and Paid-in Capital in Excess
 of $0.001 Par Value
   20,000,000 Shares authorized
   6,875,000 Shares issued and outstanding            5,500,000       5,500,000
     (December 31, 2005 - 6,875,000)

Common Stock and Paid-in Capital in ExcesS
 of $0.001 Par Value
  100,000,000 Authorized
  16,269,133 shares issued and outstanding            6,276,495       5,904,759
    (December 31, 2005 - 15,829,133)

Accumulated Deficit                                  (8,840,107)     (7,550,551)
                                                   ------------    ------------
Total Stockholders' Equity                            2,936,388       3,854,208
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity        $   2,946,756   $   4,219,986
                                                   ============    ============

               See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)
--------------------------------------------------------------------------------

                                                                                                     Cumulative
                                                                                                    From Inception
                                           Three months ended            Nine months ended           November 13,
                                              September 30                  September 30             2001 through
                                           2006          2005            2006          2005       September 30, 2006
                                       ------------  ------------    ------------  ------------    ----------------
Expenses

  Advertising and promotion            $     15,418  $       -       $     35,913  $      3,585     $     70,211
  Amortization                                  282          -                738          -              16,188
  Bank charges and interest                     810         1,354           3,264         2,738           10,320
  Consulting fees                            13,015       117,955          33,584       176,475          603,654
  Consulting fees -
   directors and officers                    48,000        81,000         144,000       142,000          536,034
  Exploration                               116,766       182,495         543,877       348,914        2,178,115
  Filing fees                                  -             -                500          -              18,084
  Insurance                                     652           738          33,938           738           58,547
  Investor relations                           -           22,023          32,838        32,268           76,697
  Licenses and taxes                         15,222        23,477          48,552        23,577          177,577
  Management fees                            24,000        20,000          80,000        24,280          128,280
  Office                                      9,318         1,125          19,691        32,019           72,143
  Professional fees                          54,488       156,855         245,956       255,125          860,246
  Rent                                       14,125        20,012          43,075        21,349          106,498
  Stock-based compensation                   41,736       303,061          41,736       303,061        1,382,406
  Telephone                                   3,898         3,480          10,525         3,740           19,765
  Transfer agent fees                           (65)          102             201         1,582            3,965
  Travel and vehicle                         21,811        28,694         109,742        99,310          448,214
                                        -----------   -----------     -----------   -----------      -----------
Loss before other items                    (379,476)     (962,371)     (1,428,130)   (1,470,761)      (6,766,944)

Gain (loss) on investments                      (48)         -             69,064        17,573          112,131
Adjustment to market for
  marketable securities                        -             -               -             -             (43,008)
Foreign exchange                             (8,659)       (5,076)        (41,176)       (7,112)         (42,367)
Dividend income                                 854          -              1,124          -               1,124
Interest income                              37,228        13,026         109,562        13,026          181,892
Financing Agreement Penalty (Note 2)           -             -               -             -            (330,000)
                                        -----------   -----------     -----------   -----------      -----------
Net loss for the period                    (350,101)     (954,421)     (1,289,556)   (1,447,274)      (6,937,000)

Preferred stock dividends                      -       (1,537,500)           -       (1,537,500)      (1,537,500)
                                        -----------   -----------     -----------   -----------      -----------
Net Loss Available for Distribution    $   (350,101) $ (2,491,921)   $ (1,289,556) $ (2,984,774)    $ (8,474,500)
                                        ===========   ===========     ===========   ===========      ===========


Loss per Common Share (Note 4)         $     (0.02)  $     (0.11)    $     (0.06)  $     (0.14)             -
                                        ===========   ===========     ===========   ===========
Weighted average number of Common
  Shares Outstanding (Note 4)            16,269,133    15,707,320      16,067,668    15,556,763             -
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

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (continued)
(Deficit)
(US Funds)
-----------------------------------------------------------------------------

                                                                        Preferred
                                             Common Stock                 Stock                                           Total
                                             and Paid-In   Shares of   and Paid-In     Sub-       Sub-                 Stockholders'
                                              Excess of    Preferred    Excess of   scriptions scriptions Accumulated    Equity
                                    Shares    Par Value      Stock      Par Value   Receivable  Received    Deficit     (Deficit)
                                  ---------- ------------ ----------- ------------- ---------- ---------- ------------ ------------
Balance, December 31, 2004        15,288,133  $ 3,104,139  $     -     $       -     $    -     $ 120,000  $(3,370,097) $  (145,958)

  Preferred stock issued for cash
   Private placement                    -            -      6,250,000     5,000,000       -          -            -       5,000,000

  Preferred stock issued for debt       -            -        625,000       500,000       -          -            -         500,000

  Shares issued for cash
   Private placement                 459,000      459,000        -             -          -      (120,000)        -         339,000

  Shares issued for services          82,000      115,200        -             -          -          -            -         115,200

  Stock-based compensation              -         688,920        -             -          -          -            -         688,920

  Beneficial conversion feature         -       1,537,500        -             -          -          -      (1,537,500)        -

  Net loss for year                     -            -           -             -          -          -      (2,642,954)  (2,642,954)
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, December 31, 2005        15,829,133    5,904,759   6,875,000     5,500,000       -          -      (7,550,551)   3,854,208



  Shares issued for financial
   agreement (Note 2)                440,000      330,000        -             -          -          -            -         330,000

  Net loss for the period               -            -           -             -          -          -      (1,289,556)  (1,289,556)

  Stock-based compensation              -          41,736        -             -          -          -            -          41,736
                                  ----------   ----------   ---------   -----------   --------   --------   ----------   ----------
Balance, September 30, 2006       16,269,133  $ 6,276,495   6,875,000  $  5,500,000  $    -     $    -     $(8,840,107) $ 2,936,388
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

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)
-----------------------------------------------------------------------------

                                                                                  Cumulative
                                                                                 From Inception
                                                                                 November 13,
                                                                                 2001 through
                                               Nine months Ended September 30    September 30,
                                                   2006             2005             2006
                                               ------------     ------------     -------------
Operating Activities
 Net loss for period                           $ (1,289,556)    $ (1,447,274)    $ (6,937,000)
  Items not involving cash
     Amortization                                       738             -              16,188
     Stock-based compensation                        41,736          303,061        1,382,406
     Common stock issued for services                  -             100,500          392,630
     Financing agreement penalty (Note 2)              -                -             330,000
     Gain on sale of marketable securities          (69,065)         (17,572)         (19,296)
     Non-cash resource property expenditures           -                -             600,000
  Changes in Non-Cash Working Capital
     Receivables                                     (6,755)          (2,609)         (18,866)
     Marketable securities                           75,884           37,414           19,295
     Accounts payable and accrued liabilities       (25,409)          (9,983)          10,368
     Prepaid expenses                                (7,000)         (21,550)         (32,321)
                                                -----------      -----------      -----------
Cash Used in Operating Activities                (1,279,427)      (1,058,013)      (4,256,596)
                                                -----------      -----------      -----------
Investing Activity
    Addition to property and equipment               (1,969)         (23,175)         (76,740)
                                                -----------      -----------      -----------
Cash Used in Investing Activities                    (1,969)         (23,175)         (76,740)
                                                -----------      -----------      -----------
Financing Activities
     Repayment of long-term debt                       -            (500,000)        (600,000)
     Issuance of preferred stock                       -           5,500,000        5,500,000
     Issuance of common stock                          -             459,030        2,037,180
     Stock subscriptions received                      -            (120,000)         120,000
     Stock subscriptions receivable                                     -             111,000
     Working capital acquired on acquisition           -                -                 172
                                                -----------      -----------      -----------
Cash Provided by Financing Activities                  -           5,339,030        7,168,352
                                                -----------      -----------      -----------
(Outflow) Inflow of Cash and Cash Equivalents    (1,281,396)       4,257,842        2,835,016

Cash and Cash Equivalents,
  Beginning of Year                               4,116,412          300,592             -
                                                -----------      -----------      -----------
Cash and Cash Equivalents,
  End of Year                                  $  2,835,016     $  4,558,434     $  2,835,016
                                                ===========      ===========      ===========

Supplemental Cash Flow Information
  Income tax paid                              $       -        $       -        $       -
  Interest paid                                $       -        $       -        $       -

Shares Issued for
  Settlement of debt                           $       -        $       -        $    830,000
  Services                                     $       -        $    100,500     $    392,630
  Penalty                                      $    330,000     $       -        $    330,000

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

     Effective December 1, 2003, Utah, a company organized under the laws of the state of Nevada on April 24, 1998, merged with GreatWall Minerals, Ltd. ("GreatWall"). GreatWall was a C corporation organized under the laws of the state of Idaho on November 13, 2001. The Company was the surviving entity and the name change was effected on February 19, 2004. GreatWall's principal business was to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property ("Cerro Blanco") located in Region III of northern Chile. Prior to the merger, Utah was a non-reporting, non-operating shell company.

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2006, and December 31, 2005, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended
     September 30, 2006, and September 30, 2005. The results of operations and cashflows for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at December 31, 2005 included in the Company's Form SB-2 Registration Statement.

2.   Financing Penalty

     Pursuant to the issuance of 6,875,000 preferred shares during the Company's year ended December 31, 2005, the Company was required to reach certain milestones. Failure to meet these milestones would cause the Company to incur penalty of 1% of the purchase price of the securities for each month the Company fails to meet the requirements.
     On May 5, 2006, the Company reached an agreement with the preferred shareholders to settle damages incurred related to breaching these milestones and deferred the period by when the registration must become effective to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered common shares at a price of $0.75 representing the fair market value at the date of settlement for a total of $330,000. These shares were issued during the second quarter. Subsequent to the period the SB-2 was declared effective by the SEC, therefore no additional penalty will be incurred in this regard
     (Note 6).

3.   Restatement

     During the year ended December 31, 2005, the Company had recorded the $330,000 related to the value of the warrants disclosed in note 2 as Additional Paid-in Capital. This amount has been reclassified as a liability as it represents the amount the Company expected to pay as at December 31, 2005.

4.   Loss Per Share

     The following data shows the amounts used in computing loss per share for three and nine months ended September 30, 2005 and 2006:

                                                         Three months ended            Nine months ended
                                                            September 30                  September 30
                                                         2006          2005            2006          2005
                                                     ------------  ------------    ------------  ------------
     Net loss for period                             $   (350,101) $   (954,421)   $ (1,289,556) $ (1,447,274)
     Preferred stock dividends                               -       (1,537,500)           -       (1,537,500)
                                                      -----------   -----------     -----------   -----------
     Net loss available for distribution             $   (350,101) $  2,491,921)   $ (1,289,556) $ (2,984,774)
                                                      ===========   ===========     ===========   ===========

     Allocation of undistributed loss
       Preferred shares 29.71% (2005 - 30.28%) (a)   $   (104,015) $   (754,554)   $   (383,127) $   (903,790)
       Common shares 70.29% (2005 - 69.72%)          $   (246,086) $ (1,737,367)   $   (906,429) $ (2,080,984)

     Basic earnings (loss) per share amounts
       Distributed amounts
        Preferred stock                              $       -     $     (0.22)    $       -     $      (0.22)
        Common stock                                 $       -     $       -       $       -     $        -
     Undistributed amounts
        Earnings (loss) per preferred share          $     (0.02)  $     (0.15)    $     (0.06)  $      (0.45)
        Loss per common share                        $     (0.02)  $     (0.11)    $     (0.06)  $      (0.14)

          (a) Preferred shareholders have the same rights and obligations as the common shareholders; therefore a proportionate share of loss is allocated to the issued and outstanding preferred shares.

     Weighted average number of shares:

                                                         Three months ended            Nine months ended
                                                            September 30                  September 30
                                                         2006          2005            2006          2005
                                                     ------------  ------------    ------------  ------------
     Share allocation for distributed amounts
       Preferred stock (common stock equivalent)        6,875,000     6,875,000       6,875,000     6,875,000
       Common stock                                    16,269,133    15,829,133      16,269,133    15,829,133

     Weighted average number of shares for
      undistributed amounts
       Preferred stock (common stock equivalent)        6,875,000     5,258,152       6,875,000     2,010,073
       Common stock                                    16,269,133    15,707,320      16,067,668    15,556,763

5.   Stock Options

     Details of stock option activity is as follows:

                                                 For the nine months ended
                                                    September 30, 2006
                                                 -------------------------
                                                                 Weighted
                                                                 Average
                                                    Number       Exercise
                                                   of Shares      Price
                                                  -----------    --------
          Outstanding - beginning of year          1,300,000     $   0.93
          Granted                                    350,000     $   1.25
          Exercised                                     -        $   0.00
                                                  ----------
          Outstanding, end of period               1,650,000     $   1.00
                                                  ==========

          Exercisable, end of period               1,387,500     $   0.95
                                                  ==========

     As at September 30, 2006, the following director and consultant stock options were outstanding:

                                                      Nine months ended
                                    Exercise            September 30,
            Expiry Date              Price                  2006
          ----------------          --------          -----------------
          January 31, 2008          $   1.00                    400,000
          May 31, 2009              $   0.60                    600,000
          August 1, 2009            $   2.00                    100,000
          August 1, 2009            $   1.25                    200,000
          August 31, 2011           $   1.25                    350,000
                                                            -----------
                                                              1,650,000
                                                            ===========

     During the year ended December 31, 2005, the Company granted 350,000 stock options with a vesting period of 25% immediately and 12.5% as of the end of each three month period thereafter until fully vested. Therefore, 87,500 options are outstanding and exercisable while 262,500 options will be vested in the future. The exercise price of these options is $1.25 and the options were granted at a price in excess of the market value of the Company's share price at the date of grant. As a result, compensation expense of $41,736 was recognized using the Black-Scholes option pricing model. The Black-Scholes model was calculated based on the following assumptions:

                                                  2006
                                                 ------
          Expected life (years)                     5
          Interest rate                            4%
          Volatility                              84%
          Dividend yield                           0%

6.   Loss Contingency

     The Company's Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred shares and warrants issued to them be effective by January 30, 2006, and that the Company file a prospectus in Canada. In May 2006 the Company amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006 and eliminating the Canadian filing requirement
     (Note 2). These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments to these persons.

     Subsequent to the quarter end, Rubicon agreed not to require registration of the 400,000 shares issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received.

     If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006, equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through October 31, 2006, these damages could be as much as $45,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

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

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on August 14, 2006, to register the resale by the selling stockholders of up to 13,750,000 shares of our common stock, composed of 6,875,000 shares of common stock underlying our outstanding Class A Convertible Preferred Stock convertible at the effective rate of one share of our common stock for each share of the preferred stock converted, and 6,875,000 shares of common stock issuable upon the exercise of outstanding warrants at $1.25 per share. The selling stockholders will sell at prevailing market prices or privately negotiated prices.

Our common stock is quoted on the OTC Bulletin Board under the symbol "WMTM." The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on November 10, 2006 was $0.75.

Plan of Operation

We completed the acquisition of an undivided interest in the Cerro Blanco property in September 2005. Exploration drilling by us and the previous owner has defined rutile mineralization. Metallurgical test work performed by Lakefield Research has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional flotation process. Over the next twelve months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. In order to achieve the first objective, we have commenced an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. We will also conduct metallurgical tests on samples we believe are representative of rutile mineralization on the property. These tests will allow us to better determine recovery characteristics of the contained rutile mineralization and make further refinements to the process design. We will continue to collect base line field data for eventual input into an environmental impact assessment and advance permit applications on an as required basis. With respect to the second objective, we intend to execute a marketing program with potential buyers of rutile, and have engaged a consultant to conduct a preliminary evaluation of the market. The marketing program will include provision for testing of samples of Cerro Blanco rutile concentrates at the buyers' operations and, subject to technical acceptability, ending with the negotiation of off-take contracts. On a year over year comparative basis, our activity in 2006 is budgeted to closely track that of 2005 with similar levels of expenditure across all areas except for exploration (where 2006 expenditures are forecast to exceed $1,000,000 with the advancement of a diamond drilling program), marketing, investor relations and promotion where expenditures are budgeted to exceed 2005 levels.

Based on our 2006 corporate operating budget projections, we believe we can satisfy our cash requirements to meet the objectives set out above as well as fund general and administrative expense for the next twelve months from funds on deposit. We anticipate the need to raise additional funds in the next twelve months to take the project to final feasibility. The closing balance for funds on deposit as at December 31, 2005, was $4,116,412 and at October 31, 2006, budgeted expenditures had reduced this balance to approximately $2,512,864. We are currently budgeting approximately $119,000 per month on average to fund our operations through to the end of 2006 and anticipate our monthly expenditures will average approximately $109,000 over the next twelve months. These amounts include costs associated with outstanding commitments under various consulting agreements. We believe that our current capital resources are sufficient to fund our planned operations for a period of no less than twelve months from September 30, 2006. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. Should we decide - or be required - to substantially increase our expenditures over those contained in the approved 2006 operating budget, the most likely source of new funds would be an equity placement of common shares.

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

In July 2005, we entered into a funding agreement with Rubicon Master Fund to provide $5,000,000 in equity funding. In September 2005, we amended the agreement to add Phelps Dodge to the agreement and to satisfy a $500,000 final payment on our Cerro Blanco rutile property. The agreement with these parties provides for liquidated damages if we do not meet certain requirements, including the filing and effectiveness of a registration statement, and the filing of a prospectus in Canada. We were required under the agreement to obtain effectiveness of the registration statement and the filing of the prospectus in Canada by January 31, 2006, which deadline was not met. As a result, we had an obligation to pay to the parties 1% of the purchase price paid by each party for each month these requirements were not met. We negotiated a revision to the agreement in May 2006 which required us to obtain effectiveness of the registration statement by September 30, 2006, and eliminated the requirement to file a prospectus in Canada. As consideration for amending the agreement, we issued 400,000 shares of common stock to Rubicon and 40,000 shares to Phelps Dodge. We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on August 14, 2006.

Results of Operations

We recorded a loss for the nine months ended September 30, 2006, of $1,289,556 ($0.08 per weighted average common share outstanding, $0.06 per common share when a portion of the loss is allocated to preferred shares - See Note 4) compared to a loss of $1,447,274 ($0.09 per share) for the comparable interim period in the preceding year. This 12% decrease in loss in the current year is attributable to a decrease in stock based compensation of $261,325 due to relatively lower issuances of stock options this year, and an increase in interest income of $96,536 due to funds from our most recent financing being held on deposit. Offsetting this was an increase in exploration expenditures and related professional fees, consulting and management fees and travel, vehicle and insurance costs. In addition there was an increase in expenditure on investor relations and licenses and taxes on the property and costs associated with the registration statement.

The single largest cost increase for the nine months ended September 30, 2006, is attributable to exploration expenditures which rose to $543,877 versus $348,914 for the comparable interim period in the previous year, an increase of $194,963. The significant components for general and administrative costs for the nine months ended September 30, 2006, and the comparable interim period in the preceding year were consulting and management fees of $257,584 ($342,755); professional fees of $245,956 ($255,125); insurance costs of $33,938 ($738); investor relations, advertising and promotion of $68,751 ($35,853) licenses, taxes and filing fees of $48,552 ($23,577) and travel and vehicle expenses of $109,742 ($99,310).

Off-Balance Sheet Arrangements

As of September 30, 2006, the Company did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29." The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions," is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our results of operations or financial position.

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

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management's beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believes," "intends," "may," "will," "should," "anticipates," "expects," "could," "plans," or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

Item 3. Controls and Procedures
-------------------------------

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and principal financial officer, Charles E. Jenkins, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) effective to ensure that information required to be disclosed by us in such reports filed or submitted by the Company under the Exchange Act is accumulated and communicated to management of the Company, including the principal executive officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                         PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities
------------------------------------------------

During the quarter ended September 30, 2006, no securities were sold by us without registering the securities under the Securities Act, except as otherwise previously reported. However, in Item 8.01 of our report on Form 8-K dated September 8, 2006, and filed with the Commission on September 12, 2006, we mistakenly referenced the options granted to Terese Gieselman as being for services as our Chief Financial Officer, whereas the services relate to her positions as our Secretary and Treasurer.

Item 5.  Other Information
--------------------------

Our annual shareholder meeting was held on November 10, 2006. Each of the incumbent directors was reelected to serve until the next annual meeting of shareholders. There were no broker non-votes as to any matter voted on at the annual meeting.

The following table sets forth each of the items voted upon at the meeting and the number of votes cast for each matter or which abstained from voting on any matter:

1.   Election of directors:

     Stephanie D. Ashton                FOR                         6,758,733
                                        WITHHELD                          -0-

     Howard M. Crosby                   FOR                         6,758,733
                                        WITHHELD                          -0-

     Brian Flower                       FOR                         6,758,733
                                        WITHHELD                          -0-

     Michael P. Kurtanjek               FOR                         6,758,733
                                        WITHHELD                          -0-

     Cesar Lopez                        FOR                         6,758,733
                                        WITHHELD                          -0-

     John P. Ryan                       FOR                         6,758,733
                                        WITHHELD                          -0-

2. Proposal to ratify the appointment of Smythe Ratcliffe, Chartered Accountants, as White Mountain's Independent Registered Public Accounting Firm for fiscal 2006.

                                        FOR                         6,758,733
                                        AGAINST                           -0-
                                        ABSTAIN                           -0-


3.   Proposal to approve White Mountain's option plan.

                                        FOR                         6,758,733
                                        AGAINST                           -0-
                                        ABSTAIN                           -0-


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

                                        White Mountain Titanium Corporation

Date:  November 10, 2006                By /s/ Michael P. Kurtanjek
                                           Michael P. Kurtanjek, President
                                           (Principal Executive Officer)

Date:  November 10, 2006                By /s/ Charles E. Jenkins
                                           Charles E. Jenkins, Chief
                                           Financial Officer (Principal
                                           Financial Officer)