Form 10KSB
period 2006-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2007-03-29
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Exact name of Registrant as specified in charter)

Nevada	87-0577390
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

2150 - 1188 West Georgia Street, Vancouver, British Columbia Canada,	V6C 4E2
(Address of principal executive offices)	(Zip Code)

(604) 408-2333
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No ☐ (2) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐ This item is not applicable since the registrant does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐

The registrant’s revenues for the twelve months ended December 31, 2006, were $0.

The aggregate market value of the voting stock held by non-affiliates of the registrant (11,409,633 shares) is $7,073,972, computed by reference to the average bid and asked price of the common stock ($0.62) as of March 26, 2007.

At March 26, 2007, there were 16,269,133 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

White Mountain Titanium Corporation is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced. Although incorporated in the State of Nevada on April 24, 1998, our company was reorganized in February 2004 as a result of the reverse merger of GreatWall Minerals Ltd., an Idaho corporation, into Utah Networking Services, Inc., a Nevada Corporation. GreatWall had had an ongoing interest in the natural resources sector in Chile for several years prior to the merger and in 2003 had entered into an agreement with Phelps Dodge to acquire the Cerro Blanco rutile registered exploitation mining concessions. The agreement was executed by GreatWall through its wholly owned subsidiary, Compañía Minera Rutile Resources Limitada. Utah Networking Services, Inc. had been previously engaged in business of providing internet services but had refocused its business on the natural resources industry in March 2002. The merger was approved by the shareholders of both companies on January 26, 2004, and was completed on February 10, 2004. The newly reorganized company was subsequently renamed White Mountain Titanium Corporation.

On or about September 5, 2003, Compañia Minera Rutile Resources Limitada, formally known as Minera Royal Silver Limitada, a subsidiary of GreatWall at the time, and Compania Contractual Minera Ojos del Salado, a Chilean operating subsidiary of Phelps Dodge Corporation, entered into a Transfer of Contract and Mortgage Credit agreement for the purchase by GreatWall’s subsidiary of the initial nine mining registered exploitation concessions located in Chile for which Compania Contractual Minera Ojos del Salado held a mortgage. Pursuant to the transfer agreement, Compania Contractual Minera Ojos del Salado sold and transferred its mortgage right to the mining concessions to GreatWall’s subsidiary. Subject to the terms of the transfer agreement, Compañia Minera Rutile Resources Limitada was obligated to pay $650,000 to Compania Contractual Minera Ojos del Salado for its transfer of the mortgage to GreatWall’s subsidiary, payable $50,000 within thirty days of the transfer agreement, $50,000 on March 5, 2004, and $50,000 on September 5, 2004, and was obligated to pay $500,000 on September 4, 2005, which date was extended by mutual consent of the parties to September 9, 2005. The original transfer agreement was negotiated between the management of GreatWall and Phelps Dodge, and as a result of the merger of GreatWall into our company, Compañia Minera Rutile Resources Limitada became our wholly owned subsidiary. The initial payment of $50,000 was paid by GreatWall prior to its merger into our company in February 2004. The subsequent payments of $50,000 each on March 5, 2004, and September 5, 2004, were paid by us. Prior to the final payment, Compania Contractual Minera Ojos del Salado transferred by dividend the right to receive the final payment from our Chilean subsidiary to its parent corporation, PD Ojos del Salado, Inc., a Delaware corporation, and PD Ojos del Salado, Inc. subsequently transferred by dividend the right to receive the final payment from to its parent corporation, Phelps Dodge. In September 2005, we completed a debt conversion agreement with Phelps Dodge whereby we issued 625,000 shares of Class A Convertible Preferred Stock and warrants to purchase 625,000 shares of our common stock as consideration for the final payment of $500,000 owed under the property payment schedule.

Our sole business plan is to explore for titanium deposits or reserves on the Cerro Blanco mining concessions. If this exploration program is unsuccessful, we will be unable to continue operations.

Titanium Industry and Market Overview

Overview

Titanium is the ninth most abundant element, making up about 0.6% of the earth’s crust. Titanium occurs primarily in the minerals anatase, brookite, ilmenite, leucoxene, perovskite, rutile, and sphene. Of these minerals, only rutile, ilmenite and leucoxene, an alternation product of ilmenite, have significant economic importance. Both rutile and ilmenite are chemically processed to produce both titanium dioxide pigment and titanium metal.

Approximately 95% of titanium is consumed in the form of titanium dioxide concentrate, primarily as a white pigment in paints, paper, and plastics. Titanium dioxide pigment is characterized by its purity, refractive index, particle size, and surface properties. The superiority of titanium dioxide as a white pigment is due mainly to its high refractive index and resulting light-scattering ability, which impart excellent hiding power and brightness.

Titanium metal is well known for its corrosion resistance, high strength-to-weight ratio, and high melting point. Accordingly, titanium metal is used in sectors, such as the aerospace and chemicals industries, where such considerations are extremely important.

Our business is currently focused on the mining concessions which constitute the Cerro Blanco property. These concessions host indicate a hard rock rutile deposit as opposed to ilmenite laden mineral sands deposits held by most of our competitors. Rutile generally has higher percentages of titanium oxide.

Industry Background

The bulk of the world’s titanium is used as the metal oxide, titanium dioxide (TiO2). The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead-based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668ºC, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About 5% of the world’s titanium is used as the metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is a strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion; it is almost as resistant as platinum, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

The table below gives a summary of distribution and end-uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2005

Industry	Percent
Paint, varnish, lacquer	62.7%
Plastics	24.4%
Paper	12.1%
Other*	0.8%

* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink

The table below gives a broad picture of principal uses for titanium dioxide.

Uses of Titanium Dioxide

Industry	Use
Paints & Pigments	Paints, coatings, lacquer, varnishes, to whiten and opacity polymer binder systems, to provide coating and hiding power, and to protect paints from UV radiation and yellowing of the color in sunlight.

Plastics
To ensure high whiteness and color intensity, and increase plastic impact strength in such items as window sections, garden furniture, household objects, plastic components for the automotive industry.

Paper	Additive to whiten and opacity the paper.

Cosmetics	Protection against UV radiation in high-factor sun creams; to give high brightness and opacity in toothpaste and soaps.

Food	High brightness and opacity in foods and food packaging.

Pharmaceuticals	High chemical purity titanium dioxide is used as a carrier and to ensure brightness and opacity.

Printing Inks	Protection against fading and color deterioration.

Other	Titanium dioxide is used in chemical catalysts, wood preservation, rubber, ceramics, glass, electroceramics, welding fluxes, and high temperature metallurgical processes.

In 2004, an expanding world economy and industrial growth in China led to strong demand for titanium mineral concentrates, titanium metal and titanium dioxide (TiO2) pigment. Gross production of titanium mineral concentrates (ilmenite and rutile) rose from 5.0 million tonnes in 2004 to an estimated 5.4 million tonnes in 2006. During the same period, published prices for high grade rutile have held up at $500-$750 per tonne, depending on grade.

The following table sets forth the estimated world reserves of titanium minerals based upon global resources of titanium minerals.

World Reserves of Ilmenite and Rutile (‘000t TiO2)

Country	Ilmenite	Rutile
Australia	130,000	19,000
Canada	31,000	-
India	85,000	7,400
Norway	37,000	-
South Africa	63,000	8,300
Ukraine	5,900	2,500
US	6,000	400
Other	15,000	8,100

Source: U.S. Geological Survey, Mineral Commodity Summaries, January 12, 2007, found online at http://minerals.usgs.gov/minerals/pubs/mcs/2007/mcs2007.pdf.

Titanium Pigment Production

Mining of titanium minerals is usually performed using surface methods like dredging and dry mining and gravity spirals. Ilmenite is often processed to produce a synthetic rutile.

The most widely used processes available for the manufacture of titanium dioxide pigment are the sulphate and chloride processes. Commercially manufactured titanium dioxide pigment is available as either anatase-type or rutile-type, categorized according to its crystalline form, regardless of whether it is made from the mineral rutile. Anatase pigment is currently made by sulphate producers only, while rutile pigment is made by both the chloride and the sulphate processes. The decision to use one process instead of the other is based on numerous factors, including raw material availability, freight, and waste disposal costs.

Anatase and rutile pigments, while both are white, have different properties and thus have different end-uses. For example, rutile pigment is less reactive with the binders in paint when exposed to sunlight than is the anatase pigment and is preferred for use in outdoor paint. Anatase pigment has a bluer tone than rutile, is somewhat softer, and is used mainly in indoor paints and in paper manufacturing. Depending on the manner in which it is produced and subsequently finished, TiO2 pigment can exhibit a range of functional properties, including dispersion, durability, opacity, and tinting.

In the chloride process, rutile is converted to TiCl4 by chlorination in the presence of petroleum coke. TiCl4 is oxidized with air or oxygen at about 900ºC, and the resulting TiO2 is calcined to remove residual chlorine and any hydrochloric acid that may have formed in the reaction. Aluminum chloride is added to the TiCl4 to assure that virtually all the titanium is oxidized into the rutile crystal structure. The process is conceptually simple but poses a number of significant chemical engineering problems because of the highly corrosive nature of chlorine, chlorine oxides and titanium tetrachloride at temperatures of 900°C or higher.

In the sulphate process, ilmenite or titanium slag is reacted with sulfuric acid. Titanium hydroxide is then precipitated by hydrolysis, filtered and calcined. This is a process involving approximately 20 separate processing steps. Because sulphate technology is predominantly a batch process, it is possible to operate one part of a sulphate process plant while another part is shut down for maintenance. To some extent, stocks of intermediate reaction products can be allowed to build up, awaiting further processing downstream at some later time. It is also possible that a sulphate process plant can be run at 60-80% capacity utilisation fairly easily if necessary, simply by switching off one or more of its calciners.

Synthetic rutile is formed by removing the iron content from ilmenite, thereby concentrating the titanium dioxide content to at least 90%. In this way, ilmenites can be upgraded to chloride route feedstocks and used as a substitute for rutile.

For 2004, U.S. consumption of ilmenite and titaniferous slag was more than three times that of both natural and synthetic rutile.

Demand for Titanium Pigment

An assessment of U.S. Geological Survey historical data (Titanium Minerals Handbook, 1970-2005) shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons (Mt) in 1970 to 3.9Mt in 2000. It declined to 3.7Mt in 2001 but rebounded to around 4Mt in 2002, with sales increasing by around 6.6% and a further rise of 3.2% in 2003. World consumption of titanium dioxide pigment was estimated to be 4.6 million metric tons in 2004, an 8% increase compared with consumption in 2003. According to the U.S. Geological Survey Mineral Industry Surveys, titanium mill product shipments in 2004 were approximately 19,300 metric tons and in 2005 were approximately 23,800 metric tons, a 23% increase compared with the shipments in the previous year.

Titanium Dioxide Prices

The 2004 year end published price range for bulk rutile mineral concentrates was US$430 to US$480 per metric ton, a moderate increase compared with that of 2003. There was a small increase in 2005. Year end prices of ilmenite concentrate ranged from US$72 to US$90 per ton for 2004, and there has been no change in 2005. Based on U.S. Customs Service data, year end unit value of slag imports ranged from US$347 to US$466 per ton in 2004 and showed similar data in 2005.

As capacity utilization rates for TiO2 pigment plants rose, 2004 year end published prices for anatase and rutile grade pigment increased moderately compared with those of 2003. The U.S. Department of Labor, Bureau of Labor Statistics producer price index for TiO2 pigment increased to 148.9 in December 2004 from 146.1 in December 2003.

Competition

Once in production we will compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Titania A/S as well as other projects proposed for development. Each of the existing producers has an operating history as well as proven reserves and resources; however the majority of their collective production is in the form of ilmenite or synthetic rutile, not rutile.

Management believes that the location of the Cerro Blanco property may provide a significant advantage in competing with other producers of titanium. In addition to good road transport links, power and water, a port facility capable of handling 70,000 ton ships is available at Huasco 30 kilometers northwest of the Cerro Blanco property. The property also lies close to a fully operational rail track, and if necessary, a spur line could be run into the property linking it directly to port facilities at Huasco.

In order to be competitive, we will be required to meet buyers’ specifications, including particle size, concentration levels, calcium and impurities. Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be concentrated to an acceptable level to buyers. The most recent results received in November 2006 of metallurgical mapping studies of the Cerro Blanco rutile deposit, which were based on 15 different samples selected from a recent RC drilling campaign, indicate that a high grade rutile product with low levels of calcium and other impurities can be produced from a range of ore types.  The results also highlighted ore types that would present process problems. We are using the results of these studies as a basis for further geological assessment of certain areas of Cerro Blanco. Metallurgical test work also showed that the incorporation of a gravity pre-concentration stage in the process flow sheet would reduce the amount of material passing from the crushing to the milling stage.  At the same time the head grade of ore going to the flotation section could be almost doubled.  Management believes that such a process improvement could have a significant effect on the overall capital requirement of the project. An earlier report indicated that ore from Cerro Blanco, in addition to high grade rutile, could also yield a sodium and potassium feldspar co-product.  Feldspar is used extensively in the glass and ceramics industries and management is examining the commercial possibilities for such a product.

Management does not currently have any customers for any rutile titanium which it may produce. We anticipate that the concentrate would be transported by ship which makes the location of the mining concessions near a port advantageous. Notwithstanding this, management will need to evaluate shipping rates and transit times when it obtains potential customers to determine whether existing prices for titanium would make sales to such customers economically viable.

Mining, particularly copper mining, is a significant industry in Chile. We will be competing with a number of existing mining companies, including the state-owned Codelco Copper Corporation, one of the world’s largest copper producers, for qualified workers, supplies, and equipment. However, management believes Cerro Blanco has an attractive location and good infrastructure in an active mining region. The property is located at a low elevation, near the coast, with two nearby towns from which it will be able to draw manpower and supplies. Thus, we do not anticipate any significant logistic issues, no separate camps to construct, no inclement weather issues or other operating considerations which would increase the cost of mining and make us less competitive.

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation.

Chile enacted provisions in its 1980 Constitution to stimulate the development of mining, while at the same time guaranteeing the property rights of both local and foreign investors. While the state owns all mineral resources, exploration and exploitation of these resources is allowed via mining concessions, which are granted by the courts. A Constitutional Organic Law, enacted in 1982, sets out that certain rights and obligations may attach to concessions, such as the right to mortgage or transfer concessions and the entitlement of the holder to explore (pedimentos) as well as to exploit (mensuras). A concession is obtained by filing a claim and includes all minerals that may occur within the area covered by the concession. The holder of a concession also has the right to defend his interest against the state and third parties.

Mining claims in Chile are acquired in the following manner:

•
Pedimento: A pedimento is an exploration claim precisely defined by coordinates with north-south and east-west boundaries. These may range in size from a minimum of 100 hectares to a maximum of 5000 hectares, with a maximum length-to-width ratio of 5:1. A pedimento is valid for a maximum period of two years, following which the claim may be reduced in size by at least 50%, and renewed for an additional two years, provided that no overlying claim has been staked. Claim taxes are due annually in the month of March; if the taxes on a pedimento are not paid by such time, the claim can be restored to good standing by paying double the annual claim tax by or before the beginning of the following year. In Chile, new pedimentos are permitted to overlap pre-existing claims; however, the previously staked or underlying claim always takes precedence as long as the claim holder maintains his claim in good standing and converts the pedimento to a manifestacion within the initial two year period.

•
Manifestacion: During the two-year life of a pedimento, it may be converted at any time to a manifestacion. Once an application to this effect has been filed, the claim holder has 220 days to file a “Solicitud de Mensura”, or “Request for Survey” with a court of competent jurisdiction, and notify surrounding claim holders of the application by publishing such request in the Official Mining Bulletin. This notifies surrounding claim holders, who may contest the claim if they believe their pre-established rights are being encroached upon. The option also exists to file a manifestacion directly on open ground, without going through the pedimento filing process.

•
Mensura: The claim must be surveyed by a government-licensed surveyor within nine months of the approval of the “Request for Survey.” During the survey any surrounding claim owners may be present, and once completed the survey documents are presented to the court and reviewed by SERNAGEOMIN, the National Mining Service. Assuming that all steps have been carried out correctly and all other necessary items are in order, the court then adjudicates the application and grants a permanent property right (a mensura), the equivalent to a “patented claim.”

Each of the above stages of the acquisition of a mining claim in Chile requires the completion of several steps, including application, publication, inscription payments, notarization, tax payments, legal fees, “patente” payments, and extract publication, prior to the application being declared by the court as a new mineral property. Details of the full requirements of the claim-staking process are documented in Chile’s mining code. Most companies carrying on operations in Chile retain a mining claim specialist to carry out and review the claim staking process and ensure that their land position is kept secure.

In 1994 Chile adopted legislation establishing general environmental norms which must be followed in activities such as mining. This legislation requires us to prepare an environmental impact study which must include a description of the project and a plan for compliance with the applicable environmental legislation. It must also include base line studies containing the information relative to the current components of the existing environment in the area influenced by the project. Further, it must consider the construction, operation and closure/abandonment phases of the project. It must also include a plan to mitigate, repair, and compensate, as well as risk prevention and accident control measures, to achieve a project compatible with the environment. The study must be presented to the community for comment and to the regional arm of the National Environmental Commission for approval. We have completed an environmental base line study on the property, which has not yet been submitted to the regional Chilean government authority for review and approval.

Insurance

We maintain property and general liability insurance with coverage we believe is reasonably satisfactory to insure against potential covered events, subject to reasonable deductible amounts, through our exploration stage.

Employees

We have only two full-time employees, namely our President Michael P. Kurtanjek, and his assistant.

ITEM 2. DESCRIPTION OF PROPERTY

We hold mining concessions on the Cerro Blanco property consisting of nine fully constituted exploitation mining concessions and twenty-four exploitation mining concessions in the process of being constituted, over approximately 7,483 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile. Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. We also continue to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries.

Location and Access

The Cerro Blanco property is located approximately 39 kilometers, or approximately 24 miles, west of the city of Vallenar in the Atacama geographic region (Region III) of northern Chile and southwest of the Cerro Rodeo Mining District. Access to the property is as follows: The main Ruta 5, the PanAmerican Highway, runs north from Santiago for approximately 625 kilometers to Vallenar; from there a paved road runs west toward the Port of Huasco for a distance of 22 kilometers to the village of Nicolasa; at Nicolasa a municipally maintained dirt road runs approximately 14 kilometers southwest to the property. Management believes access to the property is adequate to accommodate the type of vehicles and traffic during the exploration stage on the property. Improvements to the dirt road will be required for the development and production stages. These improvements will include widening of the road and topping it with gravel. Management believes adequate supplies of bedrock and gravel are available for this purpose, although it currently has no arrangements or agreements to provide either the improvement services or supplies.

Cerro Blanco lies within an established mining district where management believes experienced mineworkers and support personnel are available. Labor rates in the region are considerably less costly when compared with standard North American rates. Mining is one of the main sectors of the Chilean economy and Region III has a broad base of mining contractors and suppliers of both new and used mining and processing equipment. They service all the major gold, copper, and iron ore mines in the area.

The area is served by a regional airport at Vallenar. In addition, a central highway running the length of Chile provides further access to the property and allows the distribution of necessary supplies. The local climate is generally arid with little rainfall in normal years. Vegetation is minimal, supporting only desert scrub and sparse cactus. Topography consists of low hills with a mean elevation of 100 meters, which are incised periodically by active creeks. The Huasco River, 15 kilometers, approximately 9 miles, to the north, is a source of water. Additionally, high-tension power lines pass 15 kilometers, approximately 9 miles, to the north of the property along the Vallenar-Huasco highway.

In addition to road transport links, power and water access, a port facility with a capacity to handle 70,000 ton ships is accessible at Huasco, which is 30 kilometers, approximately 19 miles, northwest of the property. The property also lies close to a fully operational rail track. If necessary, a spur line could be run into the property linking it directly to the port.

Section shown
CHILE
CHANARAL
El Salvador
Potrerillos
DIEGO DE ALMAGRO
El Salado
Manto Verde
Agua de la Falda
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
CALDERA
Punta del Cobre
Ojos del Salado
COPIACO
TIERRA AMARILLA
La Candelaria
Los Loros
Cerro Blanco Project
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
Algarrobo
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Figure 1 - General Location of Cerro Blanco Project

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. Tax payments are due in March and payments for 2004, 2005, and 2006 were approximately $48,417, $17,961, and $19,811.50, respectively. The 2004 payment was substantially higher due to payment of fines for late payment of the license fees. We have converted our existing exploration licenses into twenty-four exploitation licenses in the current tax year which will increase the tax payable. We currently anticipate that the tax payment for March 2007 will be approximately $50,000 based upon the current status of the mining concessions and the current currency exchange rate.

The Chilean mining code does not convey surface rights to owners of the mining concessions. However, the owners of mining concessions are entitled to the establishment of the necessary easements for mining exploration and exploitation. The surface lands are subject to the burden of being occupied, to the extent required by mining operations, by ore yards and dumps, slag and tailings, ore extraction and benefaction plants, electric substations and communications lines, canals, reservoirs, piping, housing, construction and supplementary works, and to the encumbrance of transit and of being occupied by roads, railways, piping, tunnels, inclined planes, cableways, conveyor belts and all other means used to connect the operations of the concession with public roads, benefaction facilities, railroad stations, shipping ports, and consumer centers. The establishment of these easements, the exercise thereof, and the compensation therefor, are to be agreed upon either between the concession owner and the surface owner, or are established by court decision under a special brief procedure contemplated by the law.

Currently, we are negotiating with the attorney which represents a family that is in the process of perfecting their title to the surface rights, subject to some probate issues that are being resolved by the family.  The family has indicated their willingness to either sell outright the surface rights to us or negotiate an easement and right of way with us.  Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain.  We do not anticipate any material difficulty with surface rights on the Cerro Blanco property. We have budgeted a reasonable estimate for surface rights acquisition of between $200,000 and $300,000, and for an easement and right of way, we have budgeted an estimated $20,000 to $30,000 per year.

Exploration History

In 1990-1991 the western half of the property, then referred to a as Barranca Negra, was held under option by Adonos Resources of Toronto, Canada, who conducted extensive rock sampling, geological mapping and 450 meters of trenching.

In 1992 the property was optioned by Phelps Dodge, to which they applied the name Freirina. In late 1992 and early 1993, 1,200 meters of diamond and 6,000 meters of reverse circulation drilling were completed, principally in the most westerly Cerro Blanco anomaly.

In 1993 two 15 ton bulk samples were taken for metallurgical testing. A gravity concentrate was produced from a 15 ton sample of this material by Lakefield Research in Santiago. Fifty kilos of this concentrate were shipped to Carpco Inc. in Florida for further gravity circuit up-grading followed by dry-milling using magnetic and electrostatic separation techniques.

In 1999 Dorado Mineral Resources N.L. purchased the property and re-named the property Celtic. In February 2000, a preliminary processing test carried out by RMG Services Pty. Ltd., Adelaide, Australia, on behalf of Dorado, used combined microwave leaching and flotation in the up-grading of Celtic (Freirina) gravity concentrate.

In June 2000 a review and summary of prior exploration programs and results was conducted by an independent geological consultant on behalf of Dorado Mineral Resources N.L. A cross-sectional estimation of the resource potential of the Cerro Blanco deposit based on the prior drilling and surface sampling was completed as part of this study.

Later the same month a scoping study based on level plans produced for the area of highest density drilling was undertaken on behalf of Dorado Recursos Minerales Chile S.A. by Tecniterrae Limitada, a Santiago based group of consulting mining engineers.

In November and December 2000 a further study was commissioned by Dorado Recursos Minerales Chile S.A. to supervise the collection of a second bulk sample of 25 tons for metallurgical testing. Also during this program the Cerro Blanco area was geologically re-mapped. In August 2001, ownership of the property was transferred to Kinrade Resources Limited.

Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract. In the fall of 2003 ownership of the property passed to Compañía Minera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation. The purchase was completed in September 2005.

Geology and Mineralization

Management believes the Cerro Blanco property contains a large and possibly unique type of titanium mineralization. Nevertheless, we are still in the exploration stage of development and there are no known reserves on the property. The titaniferous mineral located on the property is clean red-brown and black rutile which occurs disseminated with the tonalitic suite of an alkalic diorite-gabbro-pyroxenite intrusive. Its uniformly disseminated nature and associated alteration endow it with strong similarities to porphyry copper deposits. Natural rutile concentrates such as found on this property would be the preferred feed stock for both titanium metal and pigment grade titanium dioxide production.

Exploration Plans

During 2006, we undertook two separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007, we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing is being carried out in respect of rock mechanics for mine planning purposes.  Results from these tests have not yet been received.

Planning and execution of the drilling campaign was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2 concentrate from conventional flotation.  After an extensive evaluation of historic data, our contract geologists devised and are now utilizing an ore ranking system, MR1 (“Mine Rank 1”) through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications.  Of the 16 drill holes, the table below shows the most significant results available from analysis to date, and highlights the combined MR1 and MR2 intercepts.

Hole #	From (m)	To (m)	Width (m)	% TiO2

CB-26	Total MR1 + MR2		267	2.24
Including	36	78	42	3.48
	81	123	42	3.10

CB-14	Total MR1 + MR2		168	2.52
Including	3	54	51	2.50
	60	138	78	2.77

CB-27	Total MR1 + MR2		156	2.47
Including	96	144	48	3.74
	144	222	78	2.03

CB-17	Total MR1 + MR2		143	2.24
Including	33	123	90	2.30
	147	200	53	2.14

Data from the latest drilling campaign is being input into a geological model and this model, together with ongoing technical work, will be integrated into a resource model.

Titanium mineralization starts at surface and extends over long intercepts with both attributes offering the potential for low mining costs. We believe we have good results in the central portion of the main zone of Cerro Blanco, as well as significant potential for further resource development to the south and south-west areas of the property.

We expect to undertake further geological and metallurgical work in the coming months, the results of which will be incorporated in to an engineering pre-feasibility study. Furthermore, a pilot plant simulation designed to generate vital engineering data ahead of commercial production is planned as soon as sufficient process information becomes available from Lakefield Research. It is expected that the above unit operations would be carried out by a specialized contract mining enterprise located in the region.

A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design. for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $2,280,000. This figure excludes general and administrative expenses. As of February 20, 2007, our cash position was $1,793,155. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so. Our business plan remains to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions. If this exploration program is unsuccessful, we will be unable to continue operations.

Also, as an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. We cannot know if our mining concessions contain commercially viable ore bodies or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically, and legally feasible.

If we proceed to development of a mining operation, our mining activities could be subject to substantial operating risks and hazards, including environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, pit-wall failures, flooding, rock falls, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

Glossary of Terms

Certain terms used in this section are defined in the following glossary:

ALKALIC DIORITE-GABBRO-PYROXENITE INTRUSIVE: a potassium and sodium rich, coarse grained and possibly dark colored igneous rock with associated magnesium and iron that consolidated from magma beneath the earth's surface.

DEVELOPMENT: work carried out for the purpose of opening up a mineral deposit and making the actual extraction possible.

DISSEMINATED: fine particles of mineral dispensed through the enclosing rock.

EXPLOITATION MINING CONCESSIONS: licensed claims where the holder has the right to permit, develop, and operate a mine.

EXPLORATION: work involved in searching for ore by geological mapping, geochemistry, geophysics, drilling and other methods.

EXPLORATION MINING CONCESSIONS: licensed claims where the holder has the right to explore.

GRADE: mineral or metal content per unit of rock or concentrate or expression of relative quality e.g. high or low grade.

INTRUSIVE: a volume of igneous rock that was injected, while still molten, and crystallized within the earth’s crust.

MINERALIZATION: the concentration of metals and their compounds in rocks, and the processes involved therein.

MORPHOLOGY: the observation of the form of lands.

ORE: material that can be economically mined from an ore body and processed.

PORPHYRY DEPOSITS: deposits hosted in igneous rocks characterized by large crystals of alkali feldspar set in a finer groundmass with the resulting texture called porphyritic. In a commercial sense, the term is applied to deposits characterized by large size (particularly with respect to the horizontal dimension) and a uniform dissemination of the mineral or metal.

RECLAMATION: the restoration of a site after exploration activity or mining is completed.

RUTILE: a mineral, titanium dioxide (TiO2), trimorpheus with anatase and brookite.

TiO2: Titanium dioxide. The form of titanium found in the mineral rutile.

TITANIUM: a widely distributed dark grey metallic element, (Ti), found in small quantities in many minerals. The mineral ilmenite, (FeTiO3), is currently the principal feedstock for the production of titanium dioxide (TiO2) powder and titanium metal.

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Share	U.S. Measure	U.S. Measure	Metric Share
1 hectare	2.471 acres	1 acre	0.4047 hectares
1 meter	3.2881 feet	1 foot	0.3048 meters
1 kilometer	0.621 miles	1 mile	1.609 kilometers
1 tonne	1.102 short tons	1 short ton	0.907 tonnes

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings are reportable pursuant to this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 annual shareholder meeting on November 10, 2006. Reference is made to our quarterly report on Form 10-QSB for the quarter ended September 30, 2006, filed with the Commission on November 14, 2006, in which we reported the results of this meeting under Item 5 of Part II of the report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol “WMTM.” The table below sets forth for the periods indicated the range of the high and low bid information as reported by a brokerage firm and/or as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2005	First	$1.55	$0.99
	Second	$1.15	$0.65
	Third	$1.15	$0.96
	Fourth	$1.11	$0.65

FISCAL YEAR ENDED
DECEMBER 31, 2006	First	$1.10	$0.70
	Second	$0.90	$0.63
	Third	$0.84	$0.58
	Fourth	$1.01	$0.31

Holders

At March 26, 2006, we had 100 shareholders of record as reported to us by our transfer agent. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as our transfer agent for our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

We currently have outstanding a class of preferred stock designated as Series A Convertible Preferred Stock. The holders of these preferred shares are entitled to any dividends paid and distributions made to the holders of our common stock to the same extent as if these holders of preferred shares had converted the preferred shares into common stock and had held such shares of common stock on the record date for the particular dividends and distributions.

Purchases of Equity Securities

There have been no purchases made by or on behalf of our company or any affiliated purchaser of shares or other units of any class of our equity securities registered by us pursuant to section 12 of the Exchange Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Background

We are a mineral exploration company. We hold mining concessions composed of nine fully constituted exploitation mining concessions and twenty-four exploitation mining concessions in the process of being constituted, over approximately 7,483 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (hereinafter referred to as “Cerro Blanco”). We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration expenses. We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on August 14, 2006 to register the resale by the selling stockholders of up to 13,750,000 shares of our common stock, composed of 6,875,000 shares of common stock underlying our outstanding Class A Convertible Preferred Stock convertible at the effective rate of one share of our common stock for each share of the preferred stock converted, and 6,875,000 shares of common stock issuable upon the exercise of outstanding warrants at $1.25 per share. The selling stockholders, Rubicon Master Fund (“Rubicon”) and Phelps Dodge Corporation (“Phelps Dodge”), will sell at prevailing market prices or privately negotiated prices.

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMTM.” The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on March 26, 2007 was $0.60.

Plan of Operation

We completed the acquisition of an undivided interest in Cerro Blanco in September 2005. Exploration drilling by us and the previous owner has defined rutile mineralization. Metallurgical test work performed by Lakefield Research has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional milling and flotation process.

Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. We also continue to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries. On a year over year comparative basis, our activity in 2007 is budgeted to closely track that of 2006, with similar levels of expenditure across all areas except for exploration and engineering where, subject to funds availability as discussed below, expenditures may exceed 2006 levels.

Engineering

During 2006, we undertook two separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007 we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing is being carried out in respect of rock mechanics for mine planning purposes.  Results from these tests have not yet been received.

Planning and execution of the drilling campaign was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2 concentrate from conventional flotation.  After an extensive evaluation of historic data, our contract geologists devised and are now utilizing an ore ranking system, MR1 (“Mine Rank 1”) through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications.  Of the 16 drill holes, the table below shows the most significant results available from analysis to date, and highlights the combined MR1 and MR2 intercepts.

Hole #	From (m)	To (m)	Width (m)	% TiO2

CB-26	Total MR1 + MR2		267	2.24
Including	36	78	42	3.48
	81	123	42	3.10

CB-14	Total MR1 + MR2		168	2.52
Including	3	54	51	2.50
	60	138	78	2.77

CB-27	Total MR1 + MR2		156	2.47
Including	96	144	48	3.74
	144	222	78	2.03

CB-17	Total MR1 + MR2		143	2.24
Including	33	123	90	2.30
	147	200	53	2.14

Data from the latest drilling campaign is being input into a geological model and this model, together with ongoing technical work, will be integrated into a resource model.

Titanium mineralization starts at surface and extends over long intercepts with both attributes offering the potential for low mining costs. We believe we have good results in the central portion of the main zone of Cerro Blanco, as well as significant potential for further resource development to the south and south-west areas of the property.

We expect to undertake further geological and metallurgical work in the coming months, the results of which will be incorporated in to an engineering pre-feasibility study. Furthermore, a pilot plant simulation designed to generate vital engineering data ahead of commercial production is planned as soon as sufficient process information becomes available from Lakefield Research.

A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design. for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $2,280,000. This figure excludes general and administrative expenses. As of February 20, 2007, our cash position was $1,793,155. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so, as discussed in Liquidity below

Marketing

With respect to the second objective, we commenced a marketing program directed at potential buyers of rutile, and have engaged a consultant with extensive experience in the international pigments business, to conduct a preliminary evaluation of the market. The marketing program includes provision for testing of samples of Cerro Blanco rutile concentrates at the buyers’ operations and, subject to technical acceptability, will end with the negotiation of off-take contracts.

In February 2007 executive management and our marketing team attended the Intertech Titanium Conference in Fort Lauderdale, Florida. At this event we met with buyers of high grade rutile concentrate to gauge the potential demand for Cerro Blanco product and held discussions with TiO2 specialists.

Based on these discussions and preliminary marketing results, we believe that demand for our products will meet or exceed the planned capacity of the currently anticipated proposed physical plant. The market for TiO2 feedstock, particularly high grade rutile, appears to be entering a growth period, with increased demand coming not only from the paint and pigment industries, but also from welding rod manufacturers and metal producers. Our ability to enter this market, however, is subject to significant risk factors, including our ability to raise sufficient funds to meet the engineering plans noted above, as well as the successful completion of pilot plant operations which produce product that meets purchaser’s specifications.

Results of Operations

We recorded a loss for the year ended December 31, 2006, of $2,184,843 ($0.10 per weighted average common share outstanding) compared to a loss of $2,642,954 ($0.19 per share) for 2005. This 17% decrease in loss in 2006 is attributable primarily to a decrease in stock-based compensation of $629,024 due to relatively fewer issuances of stock options in 2006, an increase in interest income of $74,173 due to funds from our most recent financing being held on deposit, and the implementation of strict cost controls and budgets, especially with respect to consulting fees (2006: $91,742 versus 2005: $192,774). Many other expenses were comparable to or lower in amount than the same expenses incurred in the previous year.

The principal exceptions were an increase in:

•	advertising and promotion (2006: $42,738 versus 2005: $4,522) due to expanded market awareness campaigns;

•	licenses, taxes and filing fees (2006: $112,543 versus 2005: $52,603) due to our efforts to move our share listing from the pink sheets to the OTC BB and additional property taxes in Chile;

•	insurance (2006: $58,693 versus 2005: $24,609) due to expanded insurance coverage for general liability and director and officer coverage;

•	management fees (2006: $96,000 versus 2005: $48,280) due to adjustments and reclassification from directors and officers consulting fees (2006: $182,000 versus 2005: $228,000) which offset; and

•	rent (2006: $65,498 versus 2005: $22,038) due to a reclassification as rent was not previously charged separately.

The single largest cost increase for the year ended December 31, 2006, was in exploration expenditures which rose to $1,041,629 from $475,649 for the previous year, an increase of $565,980, or 119%, due primarily to the work program at 2006 year end.

Liquidity and Cash Flow

As of December 31, 2006, we had working capital of $2,002,590, compared with working capital at December 31, 2005, of $3,794,887, including $2,049,315 of cash and cash equivalents at December 31, 2006, compared with $4,116,412 at December 31, 2005. As of February 20, 2007, our cash position was $1,793,155.

We have prepared a 2007 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations. We anticipate that expenditures, net of interest income, will be such that we have sufficient funds for up to two years of operations, excluding 2007 engineering and marketing expenditures. The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

We anticipate 2007 expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Pre-feasibility study	$200,000	$250,000
Pilot plant program	500,000	600,000
Marketing	50,000	60,000
Drilling of additional targets	500,000	500,000
Additional claim holding costs	40,000	60,000
Environmental compliance	100,000	200,000
Final feasibility study	400,000	400,000
Contingency	160,000	210,000
Total	$1,950,000	$2,280,000

We are and have been actively sourcing additional funds to meet or exceed the anticipated expenditures set forth above. Nevertheless, we have not entered into any arrangements or agreements to provide such funding. We believe that the prospects are such that we will be able to raise sufficient funds; however, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common shares.

We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of the milestones in the engineering and marketing plans, and would delay any decision regarding the viability of operations while likely increasing future costs.

The July 2005 funding agreement with Rubicon contained certain anti-dilution provisions, such that any subsequent funds raised below $1.25 per share may trigger provisions which require the issuance of additional shares or re-pricing of warrants held by Rubicon. This may influence our decision as to the suitability of any future financing.

Off-Balance Sheet Arrangements

During the year ended December 31, 2006, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates and Recent Accounting Pronouncements

In July 2005, we entered into an agreement with Rubicon to provide $5,000,000 in equity funding. In September 2005, we amended the agreement to add Phelps Dodge to the agreement and to satisfy a $500,000 final payment on our Cerro Blanco rutile property. The agreement with these parties provided for liquidated damages if we did not meet certain requirements, including the filing and effectiveness of a registration statement, and the filing of a prospectus in Canada. We were required under the agreement to obtain effectiveness of the registration statement and the filing of the prospectus in Canada by January 31, 2006, which deadline was not met. In May 2006 we amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006, and eliminating the Canadian filing requirement. These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against us to rescind the purchase of the 440,000 shares, in which event we could be liable for rescission payments to these persons. Rubicon subsequently agreed not to require registration of the 400,000 shares issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received. If we were to rescind the sale of the shares to Phelps Dodge, we would be liable for liquidated damages since January 30, 2006, equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. We believe that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable. As of June 30, 2006, we recorded the $330,000 as shares issued for settlement of this amount and believe no additional accruals are required.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions,” is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our results of operations or financial position.

In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on our results of operations or financial position.

In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value. Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

FIN 46(R), “Consolidation of Variable Interest Entities”, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46 (R). There is no impact on our consolidated financial statements.

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, capital market conditions and our ability to raise funds in the capital markets, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this item are included immediately following the signature page of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

No reportable events have occurred pursuant to this item.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and our principal financial officer, Charles E. Jenkins, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will be effective, in part, for our year ending December 31, 2007. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidance published by the Securities and Exchange Commission in December 2006. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

ITEM 8B. OTHER INFORMATION

No items are reportable pursuant to this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Current Management

The following table sets forth as of March 26, 2007, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Michael P. Kurtanjek	55	Director & President	2004
Mr. Kurtanjek has served as our President since February 2004. From 1988 to 1995, he was a mining equity research analyst and institutional salesman with James Capel & Co. and Credit Lyonnais Lang and from 1995 to 2004, a director of Grosvenor Capital Ltd., a private business consulting firm.

Howard M. Crosby	54	Director	2004
Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From 1994 to June 2006 he was president and a director of Cadence Resources Corporation (now Aurora Oil and Gas, Inc.), a publicly traded oil and gas company. He has been the President and a director of Gold Crest Mines, Inc., a reporting company engaged in mining activities, since August 2006. He is also an officer and director of High Plains Uranium, Inc., Sundance Diamonds Corporation, Dotson Exploration Company, Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), Platinum Diversified Mining, Inc., and Tomco Energy, all of which are privately held companies.

Cesar Lopez	42	Director	2004
Mr. Lopez has been a partner of Lopez & Ashton, a legal and consulting firm primarily to mining companies, since January 2002. From November 1995 until January 2002 he was self-employed as independent legal counsel to mining companies and other clients operating in Chile.

Brian Flower	57	Chairman	2005
Mr. Flower has served as our Chairman since September 8, 2006. He served as our Chief Financial Officer from February 2005 through September 8, 2006. From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 1999, Chief Financial Officer and Senior Vice-President, Corporate Development with Viceroy Resource Corporation. Since January 2000, he has provided management consulting and advisory services through two partly owned companies of which he is president, Chapelle Capital Corp. and Trio International Capital Corp. He is also a director of Orsa Ventures Corp., Aurcana Corporation, Pacific Wildcat Resources Corp. and Apoquindo Minerals Inc.

Charles E. Jenkins	51	CFO	—
Mr. Jenkins has served as our CFO since September 8, 2006. From November 2005 through August 2006 Mr. Jenkins served as the Vice-President of Finance for Conor Pacific Canada, Inc., a private merchant bank. From January 2005 until September 2005, he served as Controller and Acting CFO for Metamedia Capital Corp., a magazine publishing company. From May 2003 until December 2004 Mr. Jenkins was self-employed as a consultant providing controller or CFO duties for a number of private companies. From September 2000 until May 2003 Mr. Jenkins was employed as a manager of special projects for Canaccord Capital Corporation. Prior to this, from August 1989 to August 2000 Mr. Jenkins was employed by two brokerage houses in Vancouver and Calgary in a corporate finance capacity. Also, from September 1984 until July 1989 he worked as a Senior Filing Analyst for the British Columbia Securities Commission.

Audit Committee

On July 29, 2005, our board created standing audit committee composed of the following directors: John P. Ryan, Stephanie Ashton, and Brian Flower; Ms. Ashton and Mr. Ryan resigned as directors and ceased being members of the committee in March 2007. Howard M. Crosby was appointed to the committee in March 2007. The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor. Mr. Flower and Mr. Crosby, because of their consulting agreements with us under which they received in excess of $60,000 last year, would not be considered independent members of the audit committee.

Nominating Procedures

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. We have not adopted a policy which permits security holders to recommend candidates for election as directors or a process for stockholders to send communications to the Board of Directors.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation of the named executive officer for each of the two fiscal years ended December 31, 2006 and 2005:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Michael P. Kurtanjek, President	2006	$114,000(1)	$20,130(2)	$134,000
(Principal Executive Officer)	2005	$86,000(3)	$18,787(2)	$104,787

(1)
The salary for January 2006 was approved by the Board for Mr. Kurtanjek’s services as President. The salary earned by Mr. Kurtanjek for the months of February through December of 2006 was paid to him pursuant to the Management Services Agreement which provides for a monthly salary of $9,500.

(2)	This amount represents the cost to us of maintaining an apartment in Chile for Mr. Kurtanjek.

(3)
During 2005 the Board approved salary to be paid to Mr. Kurtanjek for his services as President in the amounts of $6,000 for the months of January through August and $9,500 for the months of September through December.

From February 23, 2004, through July 31, 2005, our Board of Directors approved and we paid a monthly salary of $6,000 to Mr. Kurtanjek for serving as President. On August 18, 2005, our compensation committee recommended, and the board approved, an increase in his monthly salary to $9,500 beginning August 1, 2005. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the agreement we have agreed to pay a monthly fee of $9,500, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon 90 days’ written notice and at any time for cause. The agreement also provides for maintaining the confidentiality of any proprietary information. Mr. Kurtanjek devotes essentially all of his time to the business of our company.

Equity Awards

The following table sets forth certain information concerning unexercised options for Mr. Kurtanjek that were outstanding as of December 31, 2006:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael P. Kurtanjek, President (Principal Executive Officer)	600,000	-0-	-0-	$0.60	5/31/2008

The options held by Mr. Kurtanjek at year-end were granted pursuant to our existing Stock Option Plan adopted on August 30, 2005. Our shareholders approved the plan on November 10, 2006. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and to participate in the profitability of the company.

There are 3,140,000 shares of common stock authorized for stock options under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. In addition, aggregate grants to a single person are limited to 5% of the total number of issued and outstanding shares and the aggregate number authorized for grants to insiders is limited to 20% of the issued and outstanding shares. Grants to consultants are limited to 2% of the issued and outstanding shares.

The plan is administered by our Board of Directors. Participants in the plan are to be selected by our Board of Directors. The persons eligible to participate in the plan are as follows: (a) directors of our company and its subsidiaries; (b) officers of our company and its subsidiaries; (c) employees of our company and any of its subsidiaries; and (d) those engaged by us to provide ongoing management or consulting services, or investor relations activities for us or any entity controlled by us.

The purchase price under each option is established by the Board of Directors at the time of the grant and may not be discounted below the maximum discount permitted under the policy of the Toronto Exchange.

The Board of Directors will fix the terms of each option, but no option can be granted for a term in excess of five years. The Board of Directors will not impose a vesting schedule upon any options granted which provides for exercise of an option for less than 25% of the shares subject to the option upon approval of listing of our stock on the Toronto Exchange and 12.5% every quarter thereafter.

During the lifetime of the person to whom an option has been granted, only that person has the right to exercise the option and that person cannot assign or transfer any right to the option.

In the event of the death of the option holder, the options will immediately vest and may be exercised for up to one year from the date of death. If the option holder’s relationship with us is terminated for cause, the unexercised options will immediately terminate. If the option holder retires, voluntarily resigns, or is terminated for other than cause, the options will be exercisable for 90 days thereafter or for 30 days if the person was engaged in investor relations.

In the event of the corporate take-over, reorganization or change of control, the options will vest and the holder may exercise the options or, in the event of a corporate reorganization, receive the kind and amount of shares or other securities or property that he would have been entitled to receive if he had been a holder of shares of our company at the time of the reorganization, or, if appropriate, as otherwise determined by the Board of Directors.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding Mr. Kurtanjek whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2006:

Director Compensation

Name	All Other Compensation ($)		Total ($)
Howard M. Crosby	$78,000	(1)	$78,000
Cesar Lopez	$37,215	(2)	$37,215
Stephanie Ashton(5)	$45,705	(3)	$45,705
Brian Flower	$96,000	(4)	$96,000

(1)	Mr. Crosby received this compensation pursuant to a Business Consulting Agreement dated August 1, 2005.

(2)	This amount represents legal fees paid to Mr. Lopez and one-half of the rent paid to Lopez and Ashton for our office in Chile. The hourly legal fees were paid in Chilean pesos at prevailing exchange rates and the rent was paid in Chilean pesos at a fixed rate of CH$550 pesos for each US1.00.

(3)
This amount represents accounting and administrative fees paid to Ms. Ashton and one-half of the rent paid to Lopez and Ashton for our office in Chile. These fees were paid in Chilean pesos at a fixed rate of CH$550 pesos for each US$1.00.

(4)	Mr. Flower received this compensation pursuant to a Management Services Agreement with Trio International Management Corp., an entity controlled by Mr. Flower.

(5)	Ms. Ashton resigned as a director on March 9, 2007.

On July 29, 2005, the board adopted a policy to compensate directors who are not executive officers of the Company. Such persons will receive $1,000 plus expenses for attendance in person at each meeting of the Board of Directors. They will receive $500 for attendance at such meetings by conference telephone. Also on July 29, 2005, the board adopted a policy to compensate non-executive directors who are members of committees of the board. These persons will receive $1,000 plus expenses for attendance in person at each committee meeting. They will receive $500 for attendance at committee meetings by conference telephone. In addition, each chairman of the committee will receive $1,000 per meeting they chair. No fees were paid to or accrued by any director during 2006 pursuant to the policies adopted on July 29, 2005 for director and committee member compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 26, 2007, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Michael P. Kurtanjek	900,000	(3)	5.3%
9 Church Lane
Copthorne
West Sussex, England
RH10 3PT

Howard M. Crosby	849,000	(4)	5.2%
6 East Rose Street
Walla Walla, WA 99362

Cesar Lopez	989,000	(5)	6.1%
Enrique Foster Sur 20, Piso 19
Las Condes, Santiago, Chile

Brian Flower	450,000	(6)	2.7%
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada V6E 4A2

Charles E. Jenkins	37,500	(7)	*
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada V6E 4A2

Executive Officers and	3,225,500		23.4%
Directors as a Group
(5 Persons)

Stephanie Ashton	1,059,000	(5)	18.4%
Enrique Foster Sur 20, Piso 19
Las Condes, Santiago, Chile

John P. Ryan	909,000	(8)	5.6%
50 Palmetto Bay Rd.
#147
Hilton Head Island, SC 29928

Rubicon Master Fund (9)	12,900,000	(10)	44.8%
c/o Rubicon Fund Management LLP
103 Mount St.
London W1K 2TJ
United Kingdom

Phelps Dodge Corporation	1,290,000	(11)	7.4%
One North Central Ave.
Phoenix, AZ 85004

* Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2007, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 16,269,133 shares of common stock outstanding as of March 26, 2007.

(3)	Includes 600,000 shares issuable pursuant to options exercisable within 60 days.

(4)
Includes 200,000 shares issuable pursuant to options exercisable within 60 days held in the name of Crosby Enterprises, Inc., an entity controlled by Mr. Crosby. Also includes 4,000 shares owned by Crosby Enterprises, 315,000 shares owned by HHBC, Inc., 320,000 shares owned by Cork Investments, and 10,000 shares owned by Dotson Exploration Company, entities controlled by Mr. Crosby.

(5)
Ms. Ashton, a former director of the company, and Mr. Lopez are husband and wife but deny any beneficial ownership in the stock held by the other. Neither party is deemed to hold any beneficial interest in the shares owned by the other.

(6)
Includes 400,000 shares issuable pursuant to options exercisable within 60 days held in the name of Trio International Capital Corp., an entity partly owned by Mr. Flower, and 30,000 shares held by Chapelle Capital Corp., a company owned by Mr. Flower, and 20,000 shares jointly owned by Mr. Flower and Teresa Frolek, his wife.

(7)	Consists of shares issuable pursuant to options exercisable within 60 days.

(8)
Includes 10,000 shares owned by Lucky Joe Mining Company, 30,000 shares owned by Fronteriza Silver Mines, Inc., 10,000 shares owned by Golden Eagle Mining Co., Inc., 15,000 shares owned by Nevada-Comstock Mining Company, 10,000 shares owned by Lucky Irish Silver, Inc. and 15,000 shares owned by Sundance Diamonds Corporation, entities controlled by Mr. Ryan. He is deemed to share beneficially ownership of these shares with these entities. Also includes 450,000 shares owned by Nancy Martin, his wife.

(9)
Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd., and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund. Paul Anthony Brewer, Jeffrey Eugene Brummette, William Francis Callanan, Vilas Gadkari and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, Jeffrey Eugene Brummette, William Francis Callanan, Vilas Gadkari, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, Jeffrey Eugene Brummette, William Francis Callanan, Vilas Gadkari, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon Master Fund.

(10)
Includes 6,250,000 shares issuable upon conversion of 6,250,000 Class A Convertible Preferred Shares and 6,250,000 shares issuable upon exercise of warrants, which are respectively convertible and exercisable within 60 days. Notwithstanding the foregoing, the shares of the Class A Convertible Preferred Stock and warrants may not be converted or exercised if the holder of the security, together with its affiliates, after such conversion or exercise would hold 4.9% of the then issued and outstanding shares of our common stock.

(11)
Includes 625,000 shares issuable upon conversion of 625,000 Class A Convertible Preferred Shares and 625,000 shares issuable upon exercise of warrants, which are respectively convertible and exercisable within 60 days. Notwithstanding the foregoing, the shares of the Class A Convertible Preferred Stock and warrants may not be converted or exercised if the holder of the security, together with its affiliates, after such conversion or exercise would hold 4.9% of the then issued and outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2006, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	1,550,000	(1)	$0.93	1,590,000
Equity compensation plans	7,175,000	(2)	$1.25	-0-
not approved by security holders	100,000	(3)	$2.00	-0-
Total	8,825,000		$1.20	1,590,000

(1) These options were granted to our officers and to various consultants pursuant to our stock option plan adopted in August 2005. See Note 7(c) of our annual financial statements included in this prospectus.

(2) These shares are issuable pursuant to common stock purchase warrants exercisable at $1.25 per share at any time through July 11, 2009. Of the total warrants, 6,250,000 and 625,000 were granted to Rubicon and Phelps Dodge, respectively, in connection with our funding transactions with these parties, and 300,000 were granted to a consultant in connection with the funding transaction with Rubicon.

(3) These shares are issuable pursuant to a stock option agreement granted to a consultant outside of our stock option plan. These options expire on August 13, 2009.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From February 23, 2004, through July 31, 2005, our Board of Directors approved and we paid a monthly salary of $6,000 to Mr. Kurtanjek for serving as President. On August 18, 2005, our compensation committee recommended, and the board approved, an increase in his monthly salary to $9,500 beginning August 1, 2005. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the agreement we have agreed to pay a monthly fee of $9,500, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon 90 days’ written notice and at any time for cause. The agreement also provides for maintaining the confidentiality of any proprietary information. Mr. Kurtanjek devotes virtually all of his time to our company under this agreement. During the year ended December 31, 2006, we paid $114,000 to Mr. Kurtanjek pursuant to our agreement with him. We also paid $20,130 to provide an apartment for him in Chile.

On February 10, 2005, we entered into a letter agreement with Trio International Capital Corp., a company partly owned by Brian Flower, a director and Chairman of our company. This agreement provided that Trio, through its wholly owned subsidiary, Pacific Venture Management Ltd., would provide services to us in connection with our plans to seek listing of our stock on the Toronto Stock Exchange; provide and coordinate our office in Vancouver, Canada; manage our corporate functions; and provide assistance with the pre-feasibility and feasibility reports on our property in Chile. Mr. Flower devoted approximately 80% of his time to the affairs of the company under this agreement, including serving as our Chief Financial Officer from February 2005 through September 8, 2006. As compensation under the agreement, Trio received options to purchase 400,000 shares of our common stock at $1.00 per share at any time on or before January 31, 2008. We also paid Trio a monthly fee of $5,250 under the agreement since its inception through July 31, 2005, at which time the monthly fee was increased by the board to $8,000. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, which replaced the original agreement and provides for the furnishing of the same services as under the original letter agreement. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the new agreement we have agreed to pay a monthly fee of $8,000, plus reimbursable out-of-pocket expenses. Trio has also agreed to provide office space for us for which we pay $1,250 per month. We have also allowed Trio, through one of its subsidiaries, to broker the ocean transportation services for any product produced from our Cerro Blanco property. Either party may terminate the new agreement without cause upon 90 days’ written notice and at any time for cause. The new agreement also provides for maintaining the confidentiality of any proprietary information. In September 2006, we amended the agreement to provide for Mr. Flower’s services as our Chairman rather than our Chief Financial Officer. The agreement also provides for payment of operating expenses for the company. Mr. Flower receives no other compensation for serving as our Chairman, except as provided in this agreement with Trio. Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as a director of our company. During the year ended December 31, 2006, we paid $96,000 to Trio for the services under the current agreement.

On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement with Crosby Enterprises, an entity controlled by Howard M. Crosby, one of our directors. On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and have extended it on a month-to-month basis. Crosby Enterprises has agreed to perform financial consulting and public relations services for us. In return, we have granted to this entity options to purchase 200,000 shares of our common stock at $1.25 per share at any time through August 1, 2009. In addition, we paid a monthly fee of $12,000 for the initial five-month term of the agreement; we paid a monthly fee of $6,500 during the five-month renewal period; and we have agreed to pay $6,500 per month thereafter for the services performed by Crosby Enterprises. Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement and services as a director of our company. During the year ended December 31, 2006, we paid $78,000 to Crosby Enterprises for services under this agreement.

On February 1, 2004, we entered into a Management Services Agreement through our Chilean subsidiary with Lopez & Ashton Ltda., an entity composed of Cesar Lopez, one of our directors, and Stephanie D. Ashton, a former director who resigned in March 2007. Ms. Aston is also a shareholder of our company owning in excess of 5% of the outstanding shares and is listed in the table set forth in Item 11 above. This agreement provided that Lopez & Ashton would provide consulting and management services in Chile in connection with our mining concessions located there. The agreement expired on December 31, 2005. Effective January 1, 2006, we entered into a new one-year renewable Management Services Agreement dated February 6, 2006, with Lopez and Ashton. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Pursuant to the new agreement, Lopez & Ashton has agreed to provide and maintain our corporate offices in Chile, provide administrative services for us in Chile, including maintaining our accounting records, provide legal services, and furnish other related services. The agreement provides that during its term Lopez & Ashton will not advise or represent any other company in conflict with their representation of our company. The new agreement provides for monthly payments of $2,500 for the office space, $500 for office support services such as a receptionist, $1,000 for accounting services, and $2,000 for administrative services. We have also agreed to pay for any specific management services requested by us to be performed by Ms. Ashton at an hourly rate of $100 and for any legal services performed by Mr. Lopez at $250 per hour. We have agreed to pay the flat fee amounts in Chilean pesos at a fixed rate of CH$550 pesos for each US1.00 and the hourly fees at prevailing exchange rates. Either party may terminate the new agreement without cause upon 90 days’ written notice and at any time for cause. We also have the right upon 60 days’ written notice to terminate any specific service to be performed by Lopez & Ashton while maintaining the remaining services. The new agreement also provides for maintaining the confidentiality of any proprietary information. Mr. Lopez and Ms. Ashton each devote approximately 50% of their time to the fulfillment of the obligations under this agreement, including Mr. Lopez’s services as a director of our company. During the year ended December 31, 2006, we paid $37,215 to Mr. Lopez and $45,705 to Ms. Ashton for services under our agreement with the their firm.

On July 11, 2005, we closed a Securities Purchase Agreement with Rubicon, one of our shareholders, on $5,000,000 in equity financing and issued 6,250,000 shares of Class A Convertible Preferred Stock and common stock purchase warrants to purchase 6,250,000 shares of our common stock. Each share of Class A Convertible Preferred Stock is convertible into our common shares at the rate of one share of common stock for each share of preferred stock converted, subject to adjustment in the event of certain transactions, and each warrant is exercisable at $1.25 per share at any time through July 11, 2009. On May 5, 2006, we entered into an amendment of the Securities Purchase Agreement whereby we issued 400,000 shares of our common stock to Rubicon in satisfaction of breach of a provision of the agreement requiring that the registration statement be declared effective by January 31, 2006.

On September 7, 2005, we amended the Securities Purchase Agreement with Rubicon to include a transaction with Phelps Dodge, one of our shareholders, in which we issued 625,000 shares of Class A Convertible Preferred Stock and common stock purchase warrants to purchase 625,000 shares of our common stock under identical terms as with Rubicon. These securities were issued in satisfaction of the final payment of $500,000 due Phelps Dodge in connection with the purchase of our Chilean mining concessions. On May 5, 2006, we entered into an amendment of the Securities Purchase Agreement whereby we issued 40,000 shares of our common stock to Phelps Dodge in satisfaction of breach of a provision of the agreement requiring that the registration statement be declared effective by January 31, 2006.

Effective September 8, 2006, we entered into a one-year renewable Management Services Agreement dated September 1, 2006, with Mr. Jenkins for service as a part-time Chief Financial Officer of our company. Under the agreement we have agreed to pay a monthly fee of C$5,000 per month plus Goods and Services Tax in Canada, plus reimbursable out-of-pocket expenses. As additional compensation under the agreement, we granted to him 100,000 five-year options exercisable at $1.25 per share. Vesting for the options will be as follows: 25% as of the date of the agreement and 12.5% as of the end of each three-month period thereafter until fully vested. All options will be subject to the terms, definitions and provisions of our Stock Option Plan. Either party may terminate the agreement without cause upon 90 days’ written notice and at any time for cause. The agreement also provides for maintaining the confidentiality of any proprietary information. Mr. Jenkins devotes approximately half of all of his time to the business of our company. During the year ended December 31, 2006, we paid $17,717 to Mr. Jenkins for services under this agreement.

In February 2004 control of our company changed by virtue of a reverse merger with GreatWall Minerals Ltd., an Idaho corporation, in which the shareholders of GreatWall exchanged their shares on a one-for-one basis for shares of our company. Prior to that time we were a shell company since we had no operations and no assets at the time. As a result of the merger, management of our company resigned and Michael Kurtanjek, John Ryan, Howard Crosby were appointed. GreatWall was controlled by these individuals, as well as Stephanie Ashton and Cesar Lopez, who were the executive officers, directors, and principal shareholders of that entity at the time of the merger. In addition to the compensation paid to this persons and the transactions with them since the reverse merger as set forth above, the following table sets forth the number of shares of our company received by each of these individuals in the reverse merger and the consideration paid for the GreatWall shares owned by them, all of which were acquired on or about October 5, 2003:

Name	Shares of Company Received in Reverse Merger(1)	Percentage(2)	Consideration Paid or Given for GreatWall Shares
Michael P. Kurtanjek	400,000	3.1%	Services valued at $4,000
John P. Ryan (3)	1,104,000	8.6%	Services valued at $11,040
Howard M. Crosby	1,104,000	8.6%	Services valued at $11,040
Stephanie Ashton (4)	1,109,000	8.7%	Services valued at $11,090
Cesar Lopez	1,109,000	8.7%	Services valued at $11,090

(1)	At the time of the reverse merger, we had 1,550,000 shares outstanding and GreatWall had 11,251,000 shares outstanding which converted into a like number of our shares in the merger.

(2)	This percentage is based upon the total shares outstanding, 12,801,000 shares, as a result of the reverse merger.

(3)	Resigned as a director on March 26, 2007.

(4)	Resigned as a director on March 9, 2007.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that, none of our directors would meet this standard, and therefore, all would be considered not to be independent.

On July 29, 2005, our board created standing audit and compensation committees. Our audit committee is composed of the following directors: Howard M. Crosby and Brian Flower. Our compensation committee is composed of the following directors: Howard M. Crosby, and Michael Kurtanjek.

The rules of the American Stock Exchange require that an audit committee of a small business issuer must maintain at least two members and that a majority of the members must be independent directors. The rules further provide that compensation of the chief executive officer and the other officers can be determined by a compensation committee generally composed of independent directors. Less than a majority of the members of our audit and compensation committees are deemed to be independent under the standards established by the American Stock Exchange.

ITEM 13. EXHIBITS

The following exhibits are included as part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated January 26, 2004, with GreatWall Minerals, Ltd.	SB-2	333-129347	2.1		10/31/05
3.1	Articles of Incorporation	SB-2	333-129347	3.1		10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1		9/12/06
4.1	Form of Common Stock Certificate	SB-2	333-129347	4.1		10/31/05
4.2	Certificate of Designations, Preferences and Rights of the Class A Convertible Preferred Stock, as amended	SB-2	333-129347	4.2		10/31/05
4.3	Form of Class A Convertible Preferred Stock Certificate	SB-2	333-129347	4.3		10/31/05
4.4	Warrant Certificate dated July 11, 2005, for Rubicon Master Fund	SB-2	333-129347	4.4		10/31/05
4.5	Warrant Certificate dated September 7, 2005, for Phelps Dodge Corporation	SB-2	333-129347	4.5		10/31/05
4.6	Registration Rights set forth in Article VI of the Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005 and May 5, 2006, for Rubicon Master Fund and Phelps Dodge Corporation	SB2/A	333-129347	4.6		11/24/06
4.7	Warrant Certificate effective July 11, 2005, in the name of Sunrise Securities Corp. for 300,000 shares	SB-2	333-129347	4.8		10/31/05
4.8	Stock Option Plan*	SB-2	333-129347	4.9		10/31/05
4.9	Stock Option Agreement with registration rights dated August 13, 2004, with Proteus Capital Corp.	SB-2	333-129347	4.10		10/31/05
10.1	Transfer of Contract and Mortgage Credit dated September 5, 2003, between Compañía Contractual Minera Ojos del Salado and Compañía Minera Rutile Resources Limitada (formerly Minera Royal Silver Limitada), with payment extension document	SB-2	333-129347	10.1		10/31/05
10.2	Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005, with Rubicon Master Fund and Phelps Dodge Corporation	SB-2	333-129347	10.2		10/31/05
10.3	Amendment dated May 5, 2006, to Securities Purchase Agreement dated July 11, 2005	SB-2/A	333-129347	10.2(a	)	5/30/06
10.4	Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2/A	333-129347	10.3(a	)	5/30/06

10.5	First Amendment dated September 1, 2006, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	8-K	333-129347	10.1		9/12/06
10.6	Option Agreement dated February 9, 2005, with Trio International Capital Corp.*	SB-2	333-129347	10.5		10/31/05
10.7	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9		5/30/06
10.8	Option Agreement dated May 31, 2004, with Michael Kurtanjek*	SB-2	333-129347	10.4		10/31/05
10.9	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7		10/31/05
10.10	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a	)	5/30/06
10.11	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6		10/31/05
10.12	Management Services Agreement dated February 6, 2006, with Lopez & Ashton Ltda.*	SB-2/A	333-129347	10.8(a	)	5/30/06
10.13	Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	8-K	333-129347	10.2		9/12/06
10.14	Option Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2/A	333-129347	10.14		11/24/06
10.15	Management Services Agreement dated February 6, 2006, with MinCo Corporate Mgmt Inc., and First Amendment dated September 1, 2006*	8-K	333-129347	10.3		9/12/06
10.16	Option Agreement dated September 1, 2006, with Terese Gieselman	SB-2/A	333-129347	10.16		11/24/06
14.1	Code of Ethics						X
21.1	List of Subsidiaries	SB-2	333-129347	21.1		10/31/05
23.1	Consent of Smythe Ratcliffe, LLP, independent registered public accounting firm						X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer						X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer						X
32.1	Section 1350 Certification of Principal Executive Officer						X
32.2	Section 1350 Certification of Principal Financial Officer						X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Smythe Ratcliffe, LLP, Chartered Accountants, served as our independent registered public accounting firm for the years ended December 31, 2006 and 2005.

Audit Fees. The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, including the review of the financial statements included in our Forms 10-QSB for the year ended December 31, 2006, were $33,091 (invoiced as C$38,000 Canadian dollars). The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2005 were $24,093 (C$25,000); no reports on Form 10-QSB were filed during the year ended December 31, 2005. We also incurred fees of $16,830 (C$19,500) for the review of our unaudited financial statements for the nine months ended September 30, 2005, and the years ended December 31, 2004, 2003 and 2002.

Audit-Related Fees. Except as disclosed above, no fees were billed to us during the fiscal years ended December 31, 2006 or 2005, for assurance and related services by our auditor that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees. During the year ended December 31, 2006, our auditor billed us $3,420 (C$3,615) for assistance in the preparation of our U.S. corporate income tax return for the period December 1, 2003 through December 31, 2003, and for the year ended December 31, 2004. No fees were billed during the year ended December 31, 2005, and no tax services were performed during the years ended December 31, 2006 or 2005.

All Other Fees. For the year ended December 31, 2006, our auditor billed us $14,028 (C$15,000) for assistance with the SEC accounting comments to our registration statement and $3,855 (C$4,000) for assistance in our proposed application to the Toronto Securities Exchange. No other fees were incurred during 2006 and 2005 for services rendered to us by our auditor, other than those services covered in the sections captioned “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Our Audit Committee was created on July 29, 2005. Prior to that date the function of overseeing our accounting and financial reporting processes, and the audits of our financial statements, was performed by our board of directors.

Our Audit Committee has considered whether the non-audit services provided by our auditor to us are compatible with maintaining the independence of our auditor and concluded that the independence of our auditor is not compromised by the provision of such services. Our Audit Committee has adopted a policy to pre-approve all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK
SIGNATURE PAGE FOR PARTIES FOLLOWS]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

White Mountain Titanium Corporation

Date: March 27, 2007	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2007	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, Director and
President (Principal Executive Officer)

Date: March 28, 2007	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Howard M. Crosby
Date: March 27, 2007	Howard M. Crosby, Director

/s/ Cesar Lopez
Date: March 27, 2007	Cesar Lopez, Director

Date: March 27, 2007	/s/ Brian Flower
Brian Flower, Chairman

SUPPLEMENTAL INFORMATION FURNISHED PURSUANT WITH REPORT

A copy of the Proxy Statement dated October 10, 2006, has been furnished to the Commission for its information at the time of filing this report. This Proxy Statement was first mailed to shareholders in connection with the annual meeting of shareholders held on November 10, 2006.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2006, 2005 and 2004
(US Funds)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders’ Equity (Deficit)	F-4 - F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 - F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF
WHITE MOUNTAIN TITANIUM CORP.
(Formerly Utah Networking Services Inc.)
(An Exploration Stage Company)

We have audited the consolidated balance sheets of White Mountain Titanium Corporation (formerly Utah Networking Services, Inc.) (An Exploration Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004, and the cumulative period from inception (November 13, 2001) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 and for the cumulative period from inception (November 13, 2001) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in note 2 to the financial statements, the Company has no revenues and limited capital which together raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada
February 16, 2007

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	December 31,
	2006	2005
		(restated note 12)

Assets

Current
Cash and cash equivalents	$2,049,315	$4,116,412
Marketable securities (Note 4)	-	6,820
Prepaid expenses	34,059	25,322
Receivables	28,787	12,111
Total Current Assets	2,112,161	4,160,665
Property and Equipment (Note 5)	56,671	59,321

Total Assets	$2,168,832	$4,219,986

Liabilities

Current
Accounts payable and accrued liabilities	$109,571	$365,778

Total Current Liabilities and Total Liabilities	109,571	365,778

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 7)
20,000,000 Shares authorized
6,875,000 Shares issued and outstanding	5,500,000	5,500,000

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 7)
100,000,000 Authorized
16,269,133 (December 31, 2005 - 15,829,133)
shares issued and outstanding	6,294,655	5,904,759
Deficit accumulated during the exploration stage	(9,735,394)	(7,550,551)

Total Stockholders’ Equity	2,059,261	3,854,208

Total Liabilities and Stockholders’ Equity	$2,168,832	$4,219,986

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Years Ended December 31,			Cumulative From Inception November 13, 2001 through December 31,
	2006	2005	2004	2006

Expenses
Advertising and promotion	$42,738	$4,522	$29,776	$77,036
Amortization	17,540	12,866	2,584	32,990
Bank charges and interest	4,296	3,656	3,400	11,352
Consulting fees	91,742	192,774	365,386	661,812
Consulting fees - directors and officers	182,500	228,000	164,034	574,534
Exploration (Note 6)	1,041,629	475,649	452,576	2,675,867
Filing fees	27,463	4,718	12,866	45,047
Insurance	58,693	24,609	—	83,302
Investor relations	32,838	29,693	14,166	76,697
Licenses, taxes and filing fees	112,543	52,603	47,595	241,568
Management fees	96,000	48,280	—	144,280
Office	26,089	40,844	11,008	78,541
Professional fees	319,396	383,644	185,896	933,686
Rent	65,498	22,038	41,385	128,921
Stock-based compensation (Note 7 (d))	59,896	688,920	651,750	1,400,036
Telephone	13,490	4,778	4,462	23,260
Transfer agent fees	4,155	1,734	2,030	7,919
Travel and vehicle	176,450	177,196	133,595	514,923

Loss Before Other Items	(2,372,956)	(2,396,524)	(2,122,509)	(7,711,771)
Gain on Sale of Marketable Securities	69,064	18,153	—	87,217
Adjustment to Market for Marketable Securities	—	(11,610)	(45,112)	(67,922)
Foreign Exchange	(29,445)	4,697	(5,888)	(30,636)
Interest Income	146,503	72,330	—	218,883
Dividend Income	1,991	—	—	1,991
Financing Agreement Penalty (Note 7(a))	—	(330,000)	—	(330,000)

Net Loss for Year	(2,184,843)	(2,642,954)	(2,173,509)	(7,832,287)
Preferred stock dividends (Note 7 (a))	—	(1,537,500)	—	(1,537,500)

Net Loss Available for Distribution	$(2,184,843)	$(4,180,454)	$(2,173,509)	$(9,369,787)

Net Loss Per Share (Note 8)	$(0.10)	$(0.19)	$(0.15)

Weighted Average Number of Shares of Common Stock Outstanding	16,118,545	15,624,575	14,109,475

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Deficit accumulated during the exploration stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and
inception (November 13, 2001)	—	$—	—	$—	$—	$—	$—	$—
Shares issued for cash
Private placements	4,040,000	404,000	—	—	(111,000)	—	—	293,000
Shares issued for services	7,211,000	72,110	—	—	—	—	—	72,110

Balance, prior to acquisition	11,251,000	476,110	—	—	(111,000)	—	—	365,110
Shares of accounting subsidiary
acquired on reverse takeover	1,550,000	28,368	—	—	—	—	—	28,368
Adjustment to eliminate capital of
accounting subsidiary on reverse
takeover	—	(28,368)	—	—	—	—	—	(28,368)
Adjustment to increase capital of
accounting parent on reverse
takeover	—	365,779	—	—	—	—	—	365,779
Excess of purchase price over
net assets acquired on
recapitalization	—	—		—	—	—	(365,607)	(365,607)
Net loss for year	—	—	—	—	—	—	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	841,889	—	—	(111,000)	—	(1,196,588)	(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	—	—	—	—	—	1,405,180
Share subscriptions received	—	—	—	—	—	120,000	—	120,000
Shares issued for services	128,500	205,320	—	—	—	—	—	205,320
Receipt of subscriptions
receivable	—	—	—	—	111,000	—	-—	111,000
Stock-based compensation	—	651,750	—	—	—	—	—	651,750
Net loss for year	—	—	—	—	—	—	(2,173,509)	(2,173,509)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Deficit accumulated during the exploration stage	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

Preferred stock issued for cash
Private placement	—	—	6,250,000	5,000,000	—	—	—	5,000,000
Preferred stock issued for debt	—	—	625,000	500,000	—	—	—	500,000
Shares issued for cash
Private placement	459,000	459,000	—	—	—	(120,000)	—	339,000
Shares issued for services	82,000	115,200	—	—	—	—	—	115,200
Stock-based compensation	—	688,920	—	—	—	—	—	688,920
Beneficial conversion feature	—	1,537,500	—	—	—	—	(1,537,500)	—
Net loss for year	—	—	—	—	—	—	(2,642,954)	(2,642,954)

Balance, December 31, 2005 (restated note 11)	15,829,133	5,904,759	6,875,000	5,500,000	—	—	(7,550,551)	3,854,208
Shares issued for financial agreement penalty to be settled	440,000	330,000	-	-	-	-	-	330,000
Stock based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)
Balance, December 31, 2006	16,269,133	$6,294,655	6,875,000	$5,500,000	$—	$—	$(9,735,394)	$2,059,261

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

				Cumulative
				From Inception
				November 13,
				2001 through
	Years Ended December 31,			December 31,
	2006	2005	2004	2006

Operating Activities
Net loss for year	$(2,184,843)	$(2,642,954)	$(2,173,509)	$(7,832,287)
Items not involving cash
Amortization	17,540	12,866	2,584	32,990
Stock-based compensation	59,896	688,920	651,750	1,400,566
Common stock issued for services	—	115,200	205,320	392,630
Financing agreement penalty (Note 7 (a))	—	330,000	—	330,000
Adjustment to market on marketable
securities	—	11,610	45,112	67,922
Gain on sale of marketable securities	(69,064)	(18,153)	—	(87,217)
Non-cash resource property expenditures	—	—	—	600,000
Changes in Non-Cash Working Capital
Receivables	(16,676)	(9,920)	(2,191)	(28,787)
Marketable securities	75,884	37,414	(33,803)	19,295
Accounts payable and accrued liabilities	73,793	3,757	32,021	109,571
Loan payable	—	—	(20,000)	—
Prepaid expenses	(8,737)	3,755	(4,077)	(34,059)

Cash Used in Operating Activities	(2,052,207)	(1,467,505)	(1,296,793)	(5,029,376)

Investing Activity
Addition to property and equipment	(14,890)	(55,675)	(19,096)	(89,661)

Financing Activities
Repayment of long-term debt	—	—	(100,000)	(100,000)
Issuance of preferred stock	—	5,000,000	—	5,000,000
Issuance of common stock	—	339,000	1,405,180	2,037,180
Stock subscriptions received	—	—	120,000	120,000
Stock subscriptions receivable	—	—	111,000	111,000
Working capital acquired on acquisition	—	—	—	172

Cash Provided by Financing Activities	—	5,339,000	1,536,180	7,168,352

Inflow (Outflow) of Cash and Cash Equivalents	(2,067,097)	3,815,820	220,291	2,049,315
Cash and Cash Equivalents,
Beginning of Year	4,116,412	300,592	80,301	—

Cash and Cash Equivalents, End of Year	$2,049,315	$4,116,412	$300,592	$2,049,315

Supplemental Cash Flow Information
Income tax paid	$—	$—	$—	$—
Interest paid	$—	$—	$—	$—

Shares Issued for
Settlement of debt	$330,000	$500,000	$—	$830,000
Services	$—	$115,200	$205,320	$392,630

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) currently has no ongoing operations and is considered an exploration stage company and its financial statements are presented in a manner similar to development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company previously provided computer-networking services for Utah companies and operated under the name Utah Networking Services, Inc. (“Utah”).

Effective December 1, 2003, Utah, a company organized under the laws of the state of Nevada on April 24, 1998, merged with GreatWall Minerals, Ltd. (“GreatWall”). GreatWall was a C corporation organized under the laws of the state of Idaho on November 13, 2001. The Company was the surviving entity and the name change was effected on February 19, 2004. GreatWall’s principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property (“Cerro Blanco”) located in Region III of northern Chile. Prior to the merger, Utah was a non-reporting, non-operating shell company.

As a result of the merger, control passed to the shareholders of what was GreatWall. The merger has been accounted for as a recapitalization.

The Company’s statement of operations includes the operating results of GreatWall for each of the periods presented and the operating results of Utah commencing from December 1, 2003.

2.	GOING-CONCERN

These consolidated financial statements have been prepared by management on the basis of generally accepted accounting principles applicable to a “going-concern”, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has an accumulated deficit of $9,735,394, has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going-concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events, which raise doubts about the validity of the going-concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If the going-concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of GreatWall and those of the Company and its wholly-owned subsidiary, Compania Minera Rutile Resources Limitada (“Rutile”) (formerly Compania Minera Royal Silver Limitada), a Chilean corporation. All significant intercompany balances and transactions have been eliminated.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Cash equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(c)	Marketable securities

The Company classifies its marketable securities into held-to-maturity, trading, or available-for-sale categories. Marketable securities that are held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in operations. Marketable securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

(d)	Amortization

Amortization is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture	- 5 years
Office equipment	- 5 years
Computer equipment	- 5 years
Field equipment	- 5 years

(e)	Exploration expenditures

The Company is in the exploration stage of developing its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Commercial feasibility is established in compliance with SEC Industry Guide 7 which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labour and equipment, and whether necessary mining and environmental permits can be obtained.

Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value is generally based on the present value of the estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated life of the mine, recovery rates, capital requirements, remediation costs and future prices considering the Company’s hedging and marketing plans.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Asset retirement obligations

During 2004, the Company adopted the recommendation regarding asset retirement obligations. The basis of this policy is the recognition of a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development, or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

Although the Company has begun drilling, a reasonable estimate cannot be made at this time; therefore, no liability has been recorded. There is no effect on prior years as a result of adopting this new recommendation.

(g)	Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is no federal income tax due as of December 31, 2006.

(h)	Stock-based compensation

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. Public entities that file as small business issuers have been required to apply SFAS 123R in the first interim or annual reporting period that began after December 15, 2005. The Company has elected to adopt SFAS No. 123R as at January 1, 2005 using the Modified Prospective method. Common stock issued for services during the year ended December 31, 2005 was issued with a strike price equal to the fair market value on the date of issuance.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Stock-based compensation (Continued)

The Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees through December 31, 2004. During the 2004 fiscal year, the Company granted 100,000 stock options to a consultant resulting in $141,750 of stock-based compensation using the fair value method. A further 600,000 stock options were granted to a director resulting in $510,000 of stock-based compensation using the intrinsic value method for a total compensation expense for the year ended December 31, 2004 of $651,750. Had compensation expense been determined as provided in SFAS 123 for the director using the fair value method, the pro-forma effect on the Company’s net loss and per share amounts would have been as follows:

December 31, 2004

Net loss, as reported	$(2,173,509)

Stock-based employee compensation expense under intrinsic value method included in reported net loss, net of related tax effects	510,000

Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(838,080)

Net loss, pro-forma	$(2,501,589)

Net loss per share, as reported	$(0.15)

Stock-based employee compensation expense under intrinsic value method included in reported net loss, net of related tax effects	0.04

Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.06)

Net loss per share, pro-forma	$(0.17)

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Stock-based compensation (Continued)

The fair value of each option grant is calculated using the following weighted average assumptions:

December 31, 2004

Expected life (years)	5
Interest rate	4.00%
Volatility	165.00%
Dividend yield	0.00%

(i)	Loss per share

The Company accounts for loss per share in accordance with SFAS No. 128 “Earnings Per Share”, which requires the Company to present basic and diluted earnings per share. The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the year presented (see Note 8).

The Company uses the two-class method to calculate loss per share for common stock as well as preferred stock at their conversion equivalent to common stock.

Dilutive loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

(j)	Financial instruments

(i)	Fair value

The carrying values of cash and cash equivalents, marketable securities, receivables, and accounts payable and accrued liabilities approximate their fair values because of the short maturity of these financial instruments.

(ii)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and liabilities.

(iii)	Credit risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash. To manage the risk, cash is placed with major financial institutions.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Financial instruments (Continued)

(iv)	Currency risk

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. During the year ended December 31, 2006, the Company spent $561,847,620 Chilean pesos (US $1,041,629) on property exploration expenditures. Required expenditures to continue the exploration process will be affected by changes in foreign currency.

(k)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiary is the US dollar. The Company’s Chilean operations are re-measured into US dollars as follows:

•	Monetary assets and liabilities, at period-end rates;

•	All other assets and liabilities, at historical rates; and

•	Revenue and expense items, at the average rate of exchange prevailing during each quarter.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

(l)	Financial Instruments with Characteristics of Both Liability and Equity

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company adopted Statement 150 on January 1, 2004. The application of this guideline had no impact on the Company’s consolidated financial statements.

(m)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recently enacted accounting standards

(i)
In December 2004, FASB issued SFAS No. 153, “Exchanges of Non-Monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard has had no impact on the Company’s consolidated financial statements.

(ii)
In May 2005, FASB issued SFAS No. 154 “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principles. This statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard has had no impact on the Company’s consolidated financial statements.

(iii)
In March 2005, FASB issued Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this standard has had no impact on the Company’s consolidated financial statements.

(iv)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value. Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(v)
In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

(vi)
FIN 46(R), “Consolidation of Variable Interest Entities”, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of 46(R). Application of Interpretation 46 or Interpretation 46 (R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46 (R). There is no impact on the Company’s consolidated financial statements.

(vii)
On February 15, 2007, the FASB issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits companies and not-for-profit organizations to make a one-time election to carry eligible types of financial assets and liabilities at fair value, even if fair value measurement is not required under GAAP. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect of the adoption of SFAS No. 159.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

4.	MARKETABLE SECURITIES

As at December 31, 2006 and 2005, the fair market value and activity for the marketable securities were as follows:

	Years ended December 31,
	2006	2005

Investments - Carrying value	$6,820	$37,691
Sale of investment	(6,820)	(19,261)
Adjustment to market	-	(11,610)

Investments - Fair market value	$-	$6,820

5.	PROPERTY AND EQUIPMENT

	December 31, 2006
	Cost	Accumulated Amortization	Net

Vehicles	$38,738	$16,158	$22,580
Office furniture	5,927	1,439	4,488
Office equipment	4,422	1,027	3,395
Computer equipment	11,072	659	10,413
Field equipment	23,402	7,607	15,795

	$83,561	$26,890	$56,671

	December 31, 2005
	Cost	Accumulated Amortization	Net

Vehicles	$38,738	$8,028	$30,710
Office furniture	5,482	777	4,704
Office equipment	1,532	499	1,034
Computer equipment	3,884	—	3,884
Field equipment	19,036	47	18,989

	$68,672	$9,351	$59,321

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

6.	RESOURCE PROPERTY AGREEMENTS

	Years Ended December 31,
	2006	2005	2004

Assaying	$75,471	$89,222	$74,881
Concession fees	20,632	2,060	47,820
Drilling	325,021	—	175,582
Environmental	—	47,098	80,352
Equipment rental	28,048	31,200	8,603
Geological consulting fees	368,488	265,286	43,003
Maps and miscellaneous	109,616	1,056	2,177
Metallurgy	5,441	—	—
Site costs	84,075	36,655	14,268
Transportation	24,837	3,072	5,890

Exploration expenditures for Year	$1,041,629	$475,649	$452,576

Ownership in mineral interests involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequent, ambiguous conveyance history characteristic of mineral interests. The Company has investigated ownership of its mineral interests, and to the best of its knowledge, ownership of its interests is in good standing.

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, Rutile, entered into a purchase agreement with Compania Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploitation mining concessions totalling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase is $650,000 comprised of staged payments as set out below:

(i)	$50,000 within 30 days from execution of the agreement (paid);

(ii)	$50,000 on March 4, 2004 (paid);

(iii)	$50,000 on September 5, 2004 (paid); and

(iv)	$500,000 on September 4, 2005 (paid - See Note 7(a)).

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL (“Dorado”) on March 17, 2000. Under that agreement, Dorado purchased the mining exploitation concessions from Ojos del Salado for US $1,000,000, of which US $350,000 was paid. A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado. On September 5, 2003, Rutile assumed Dorado’s obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

7.	CAPITAL STOCK

(a)	Preferred stock

The Company’s authorized preferred stock with a par value of $0.001 was increased from 1,000,000 to 20,000,000 on January 11, 2004. Each share of preferred stock has such rights, preferences and designations and will be issued in such series as determined by the Board of Directors.

During the year ended December 31, 2005, the Company designated and issued Series A Convertible Stock with a par value of US $0.001 per share. Each share of preferred stock is convertible into one common shares of common stock at any time at the holder’s option. The preferred stock is unlisted, non-retractable and non-redeemable. The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which they are convertible. The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders. The shares of preferred stock issued during the year ended December 31, 2005 were as follows:

(i)
issued 625,000 units, each unit consisting of one preferred share and one common share purchase warrant at a price of $0.80 per unit as repayment for the $500,000 outstanding balance on the note payable to Ojos del Salado (Note 6). Each warrant may be converted to one share of common stock at a price of $1.25 per share, expiring September 7, 2009; and

(ii)
completed a unit offering for 6,250,000 units at a price of $0.80 for gross proceeds of $5,000,000. Each unit consists of one share of preferred stock and one common stock purchase warrant. Each warrant is exercisable for one share of common stock at a price of $1.25 for a period of four years.

A beneficial conversion feature has been included representing the premium of the trading price of the Company’s common stock over the exercise price, or approximately $0.22 per share. The beneficial conversion feature in the amount of $1,537,500 has been charged to paid-in capital and considered as a dividend to preferred stockholders. In addition, no value has been assigned to the warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

7.	CAPITAL STOCK (Continued)

(a)	Preferred stock (Continued)

Pursuant to the issuance of 6,875,000 shares of preferred stock, the Company was required to reach certain milestones. Failure to meet these milestones would cause the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company failed to meet the requirements. On May 5, 2006, the Company reached an agreement with the preferred stockholders to settle damages incurred related to breaching these milestones and deferred the period by when the registration must become effective to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered shares of common stock at a price of $0.75 each representing the fair market value at the date of settlement, for a total of $330,000.

The Company treated the liquidating damages of the above transaction as a separate instrument and estimated its value at December 31, 2005 to be $330,000, being the Company’s estimate of the total penalty it would pay. This amount was accrued as a liability in the financial statements and was included in accounts payable and accrued liabilities at December 31, 2005. During 2006, this liability was settled through the issuance of common stock.

No additional preferred stock was issued during the year ended December 31, 2006.

(b)	Common stock

The Company’s authorized common stock with a par value of $0.001 was increased from 24,000,000 to 100,000,000 on January 11, 2004.

During the year ended December 31, 2006, the Company issued 440,000 shares of common stock at a deemed value of $330,000 in settlement of the penalty described in Note 7(a).

During the year ended December 31, 2005, the Company:

(i)	completed an offering for 459,000 shares of common stock at a price of $1 per share; and

(ii)
issued 67,000 shares of common stock for services to consultants at a deemed price of $1.50 per share, which is equal to the fair market value trading price of the Company’s shares on the date of issuance. These costs were expensed under consulting fees.

(iii)
issued 15,000 shares of common stock for services to consultants at a deemed price of $0.98 per share, which is equal to the fair market value trading price of the Company’s shares on the date of issuance. These costs were expensed under consulting fees.

During the year ended December 31, 2004, the Company:

(i)
completed an offering of 2,358,633 units at a price of $0.60 per unit. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.50 for 24 months. Of these, 16,667 shares of common stock were issued for services; and

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

7.	CAPITAL STOCK (Continued)

(ii)	issued 128,500 shares of common stock to consultants for services at a deemed price of $1.52 per share of common stock. These costs have been expensed as consulting fees.

(c)	Stock options

During the year ended December 31, 2005, the Company adopted a formal stock option plan that covers its employees, directors, officers and consultants. Options granted under this plan are for five years and are subject to a vesting schedule of 25% on grant, and 12.5% each quarter thereafter.

During the year ended December 31, 2006, 350,000 stock options were granted (2005 - 600,000; 2004 - 700,000) at an exercise price of $1.25. These options were partially vested as at December 31, 2006. The total stock-based compensation recognized under the fair value method for these options in 2006 was $59,896 using the Black-Scholes option pricing model. A further $72,639 of stock compensation expense will be recognized on these options as they vest in future periods.

Details of stock option activity is as follows:

	Years Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding - beginning of year	1,300,000	$0.93	700,000	$0.80
Granted	350,000	$1.25	600,000	$1.08
Exercised	—	$0.00	—	$0.00

Outstanding - end of year	1,650,000	$1.00	1,300,000	$0.93
Exercisable - end of year	1,430,375	$1.00	1,300,000	$0.93

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

7.	CAPITAL STOCK (Continued)

As at December 31, 2006 and 2005, the following director and consultant stock options were outstanding:

	Exercise	Years Ended December 31,
Expiry Date	Price	2006	2005

January 31, 2008	$1.00	400,000	400,000
May 31, 2009	$0.60	600,000	600,000
August 1, 2009	$2.00	100,000	100,000
August 1, 2009	$1.25	200,000	200,000
August 31, 2011	$1.25	350,000	-
		1,650,000	1,300,000

(d)	Stock-based compensation

During the year ended December 31, 2006, the total stock-based compensation recognized under the fair value method for consultants was $59,896 (December 31, 2005 - $688,920; December 31, 2004 - $651,750) using the Black-Scholes option pricing model (Note 3 (h)).

The following assumptions were used for the Black-Scholes option pricing model valuation of stock options granted:

	Years Ended December 31,
	2006	2005	2004

Expected life (years)	3 - 4	3 - 4	5
Interest rate	3.98%	3.45%	4.0%
Volatility	83.83%	165.00%	165.00%
Dividend yield	0.00%	0.00%	0.00%

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

7.	CAPITAL STOCK (Continued)

(e)	Share purchase warrants

Details of stock purchase warrant activity is as follows:

	Years Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price

Outstanding - beginning of year	9,533,633	$1.32	2,358,633	$1.50
Issued	—	$0.00	7,175,000	$1.25
Exercised	—	$0.00	—	$0.00
Expired	(2,358,633)	$1.50	—	$0.00
Outstanding and exercisable
- end of year	7,175,000	$1.25	9,533,633	$1.32

As at December 31, 2006, the following share purchase warrants were outstanding:

	Per Common		Per Common
	Share	Warrants	Share
Expiry Date	Exercise Price	Outstanding	Entitlement

July 11, 2009	$1.25	6,550,000	6,550,000
September 7, 2009	$1.25	625,000	625,000

As at December 31, 2005, the following share purchase warrants were outstanding:

	Per Common		Per Common
	Share	Warrants	Share
Expiry Date	Exercise Price	Outstanding	Entitlement

July 30, 2006	$1.50	2,358,633	2,358,633
July 11, 2009	$1.25	6,550,000	6,550,000
September 7, 2009	$1.25	625,000	625,000

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

8.	LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the year presented:

	Years Ended December 31,
	2006	2005	2004

Net loss for year	$(2,184,843)	$(2,642,954)	$(2,173,509)
Preferred stock dividends (Note 7 (a))	—	(1,537,500)	—

Net loss available for distribution	$(2,184,843)	$(4,180,454)	$(2,173,509)

Allocation of undistributed loss
Preferred shares (29.71%; 2005 - 30.28%)	$(649,011)	$(1,265,876)	$—
Common shares (70.29%; 2005 - 67.72%)	(1,535,832)	(2,914,578)	(2,173,509)

	$(2,184,844)	$(4,180,454)	$(2,173,509)

Basic earnings (loss) per share amounts
Distributed amounts
Preferred stock	$—	$(0.22)	$—
Common stock	$—	$—	$—
Undistributed amounts
Earnings (loss) per preferred share	$(0.09)	$(0.31)	$—
Loss per common share	$(0.10)	$(0.19)	$(0.15)

Weighted average number of shares:

	Years Ended December 31,
	2006	2005	2004

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	6,875,000	6,875,000	—
Common stock	16,269,133	15,829,133	15,288,133

Weighted average number of shares for undistributed
amounts
Preferred stock (common stock equivalent)	6,875,000	4,034,675	—
Common stock	16,118,545	15,624,675	14,109,475

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

9.	INCOME TAXES

Income tax provisions are determined as follows:

	2006	2005	2004

Income tax benefit computed at statutory tax rate	$(764,695)	$(925,034)	$(742,878)
Amortization	6,139	4,503	904
Stock-based compensation	20,964	241,122	228,113
Unrecognized tax losses	737,592	679,409	513,861
	$—	$—	$—

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35.0%. The components of the net deferred income tax assets are approximately as follows:

	Years Ended December 31,
	2006	2005	2004

Deferred income tax assets
Net operating losses and credit
carry-forwards	$1,468,520	$1,248,475	$831,600

Deferred tax assets	1,468,520	1,248,475	831,600
Valuation allowance	(1,468,520)	(1,248,475)	(831,600)
	$—	$—	$—

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

9.	INCOME TAXES (Continued)

The valuation allowance reflects the Company’s estimate that the tax assets more likely than not will not be realized.

The Company has estimated net operating losses that may be carried forward to apply against future years’ income for U.S. tax purposes. These losses expire as follows:

Available to	Amount
2018	$9,336
2019	10,270
2020	1,704
2021	4,574
2022	1,200
2023	22,201
2024	782,836
2025	1,101,371
2026	2,262,279
$4,195,771

10.	RELATED PARTY TRANSACTIONS

During 2006, officers of the Company performed professional consulting services in the amount of $40,708 (2005 - $1,879; 2004 - $nil) included in professional fees. A consulting firm owned by a director performed management services in the amount of $96,000 (2005 - $50,989; 2004 - $nil) and provided rental space for a fee of $15,000 (2005 - $10,038; 2004 - nil). Consulting fees were paid to directors of the Company in the amount of $267,868 (2005 - $228,000; 2004 - $164,034), included in consulting fees, professional fees, and office expenses. Advances to a Company director for expenses to be incurred on behalf of the Company amounted to $10,000 (2005 - $19,984: 2004 - $nil) as at December 31, 2006. Related party transactions are recorded at the exchange amount which is the amount agreed to between the parties.

11.	RESTATEMENT

The Company previously recorded the $330,000 related to the value of the shares disclosed in note 7(a) as Additional Paid-in-Capital. This amount has been reclassified as a liability as it represents the amount the Company expected to pay as at December 31, 2005.

WHITE MOUNTAIN TITANIUM CORPORATION
(Formerly Utah Networking Services, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2006 and 2005
(US Funds)

12.	LOSS CONTINGENCY

The Company’s Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred shares and warrants issued to them be effective by January 30, 2006 and that the Company file a prospectus in Canada. In May 2006 the Company amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006 and eliminating the Canadian filing requirement (Note 2). These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments to these persons.

During the year ended December 31, 2006, Rubicon agreed not to require registration of the 400,000 shares issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received.

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through December 31, 2006, these damages could be as much as $55,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

The Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.

13.	SUBSEQUENT EVENTS

In February 2007 the Company negotiated three separate consulting agreements for investor relations consulting services. The consideration for each agreement is the grant of stock options for 250,000 common shares (750,000 common shares in aggregate) at an exercise price of $1.25 per share, subject to repricing on any unexercised option shares on a one-time basis to the price per share of any subsequent financing by the Company. These agreements have not yet been signed.