Form 10QSB
period 2007-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2007-05-15
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ________ to ________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or	(IRS Identification No.)
organization)

2150 - 1188 West Georgia Street
Vancouver, British Columbia
Canada, V6C 4A2
(Address of principal executive offices)

(604) 408-2333
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

16,269,133 shares of the issuer’s common stock, $.001 par value, were outstanding at May 4, 2007.

Transitional Small Business Disclosure Format (Check One) Yes ☐    No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31	December 31
	2007	2006
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$1,539,173	$2,049,315
Prepaid expenses	87,146	34,059
Receivables	25,396	28,787
Total Current Assets	1,651,715	2,112,161
Property and Equipment	53,037	56,671

Total Assets	$1,704,752	$2,168,832

Liabilities

Current
Accounts payable and accrued liabilities	$54,504	$109,571

Total Current Liabilities and Total Liabilities	54,504	109,571

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
6,875,000 Shares issued and outstanding	5,500,000	5,500,000
(December 31, 2005 - 6,875,000)
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Authorized
16,269,133 (December 31, 2005 - 16,269,133)
shares issued and outstanding	6,312,815	6,294,655
Accumulated Deficit	(10,162,567)	(9,735,394)

Total Stockholders’ Equity	1,650,248	2,059,261

Total Liabilities and Stockholders’ Equity	$1,704,752	$2,168,832

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Three months ended March 31		Cumulative From Inception November 13, 2001 through
	2007	2006	March 31, 2007
	Unaudited	Unaudited
Expenses
Advertising and promotion	$15,575	$827	$92,610
Amortization	4,133	227	37,123
Bank charges and interest	1,097	892	12,449
Consulting fees	48,583	23,393	710,395
Consulting fees - directors and officers officers	48,000	48,000	622,534
Exploration	158,531	273,097	2,834,398
Filing fees	-	100	45,047
Insurance	3,113	32,947	86,415
Investor relations	-	32,838	76,697
Licenses and taxes	4,859	30,111	246,427
Management fees	24,000	24,000	168,280
Office	5,589	8,531	84,130
Professional fees	35,791	69,535	969,477
Rent	22,987	10,975	151,908
Stock-based compensation	18,160	-	1,418,196
Telephone	7,520	2,523	30,780
Transfer agent fees	545	183	8,464
Travel and vehicle	43,391	45,163	558,314

Loss before other items	(441.874)	(603,342)	(8,153,644)

Gain (loss) on investments	-	-	87,217
Adjustment to market for marketable securities	-	24,810	(67,922)
Foreign exchange	(3,472)	(12,023)	(34,108)
Dividend income	858	-	2,849
Interest income	17,315	41,360	236,148
Financing Agreement Penalty (Note 2)	-	-	(330,000)

Net loss for the period	(427,173)	(549,195)	(8,259,460)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(427,173)	$(549,195)	$(9,796,960)

Loss per Common Share (Note 3)	$(0.03)	$(0.03)	-

Weighted average number of Common Shares Outstanding	16,269,133	15,829,133	-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2002 and inception (November 13, 2001)	—	$—	—	$—	$—	$—	$—	$—
Shares issued for cash Private placements	4,040,000	404,000	—	—	(111,000)	—	—	293,000
Shares issued for services	7,211,000	72,110	—	—	—	—	—	72,110

Balance, prior to acquisition	11,251,000	476,110	—	—	(111,000)	—	—	365,110

Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	—	—	—	—	—	28,368
Adjustment to eliminate capital of accounting subsidiary on reverse takeover	—	(28,368)	—	—	—	—	—	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	—	365,779	—	—	—	—	—	365,779
Excess of purchase price over net assets acquired on recapitalization	—	—		—	—	—	(365,607)	(365,607)
Net loss for year	—	—	—	—	—	—	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	$841,889	—	$—	$(111,000)	$—	$(1,196,588)	$(465,699)

Shares issued for cash Private placement	2,358,633	1,405,180	—	—	-—	—	—	1,405,180
Share subscriptions received	—	—	—	—	—	120,000	—	120,000
Shares issued for services	128,500	205,320	—	—	—	—	—	205,320
Receipt of subscriptions receivable	—	—	—	—	111,000	—	-—	111,000
Stock-based compensation	—	651,750	—	—	—	—	—	651,750
Net loss for year	—	—	—	—	—	—	(2,173,509)	(2,173,509)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

Preferred stock issued for cash
Private placement	—	—	6,250,000	5,000,000	—	—	—	5,000,000
Preferred stock issued for debt	—	—	625,000	500,000	—	—	—	500,000
Shares issued for cash
Private placement	459,000	459,000	—	—	—	(120,000)	—	339,000
Shares issued for services	82,000	115,200	—	—	—	—	—	115,200
Stock-based compensation	—	688,920	—	—	—	—	—	688,920
Beneficial conversion feature	—	1,537,500	—	—	—	—	(1,537,500)	—

Net loss for year	—	—	—	—	—	—	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	$5,904,759	6,875,000	$5,500,000	$—	$—	$(7,550,551)	$3,854,208

Shares issued for financial agreement penalty to be settled	440,000	330,000	—	—	—	—	—	330,000
(Note 2)
Stock-based compensation	—	59,896	—	—	—	—	—	59,896
Net loss for the year	—	—	—	—	—	—	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	$6,294,655	6,875,000	$5,500,000	$—	$—	$(9,735,394)	$2,059,261
Stock-based compensation	—	18,160	—	—	—	—	—	18,160
Net loss for the period	—	—	—	—	—	—	(427,173)	(427,173)
Balance, March 31, 2007	16,269,133	$6,312,815	6,875,000	$5,500,000	$—	$—	$(10,162,567)	$1,650,248

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

	Three months Ended March 31		Cumulative From Inception November 13, 2001 through March 31
	2007	2006	2007
	Unaudited	Unaudited
Operating Activities
Net loss for period	$(427,173)	$(549,195)	$(8.259.460)
Items not involving cash
Amortization	4,133	227	37,123
Stock-based compensation	18,160	—	1,418,726
Common stock issued for services	—	—	392,630
Financing agreement penalty (Note 2)	—	—	330,000
Adjustment to market - securities	—	(24,810)	67,922
Gain on sale of marketable securities	—	—	(87,217)
Non-cash resource property expenditures	—	—	600,000
Changes in Non-Cash Working Capital
Receivables	3,391	(7,536)	(25,396)
Marketable securities	—	—	19,295
Accounts payable and accrued liabilities	(55,067)	51,224	54,504
Prepaid expenses	(53,087)	(49,287)	(87,146)

Cash Used in Operating Activities	(509,643)	(579,377)	(5,539,019)

Investing Activity
Addition to property and equipment	(499)	—	(90,160)

Cash Used in Investing Activities	(499)	—	(90,160)

Financing Activities
Repayment of long-term debt	—	—	(100,000)
Issuance of preferred stock	—	—	5,000,000
Issuance of common stock	—	—	2,037,180
Stock subscriptions received	—	—	120,000
Stock subscriptions receivable	—	—	111,000
Working capital acquired on acquisition	—	—	172

Cash Provided by Financing Activities	—	—	7,168,352

(Outflow) Inflow of Cash and Cash Equivalents	(510,142)	(579,377)	1,539,173
Cash and Cash Equivalents,
Beginning of Year	2,049,315	4,116,412	—

Cash and Cash Equivalents, End of Year	$1,539,173	$3,537,035	$1,539,173

Supplemental Cash Flow Information
Income tax paid	$—	$—	$—
Interest paid	$—	$—	$—

Shares Issued for
Settlement of debt	$—	$—	$830,000
Services	$—	$—	$392,630
Penalty	$—	$—	$330,000

See notes to consolidated financial statements.

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) currently has no ongoing operations and is considered an exploration stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company previously provided computer-networking services for Utah companies and operated under the name Utah Networking Services, Inc. ("Utah").

Effective December 1, 2003, Utah, a company organized under the laws of the state of Nevada on April 24, 1998, merged with GreatWall Minerals, Ltd. (“GreatWall”). GreatWall was a C corporation organized under the laws of the state of Idaho on November 13, 2001. The Company was the surviving entity and the name change was effected on February 19, 2004. GreatWall’s principal business was to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property (“Cerro Blanco”) located in Region III of northern Chile. Prior to the merger, Utah was a non-reporting, non-operating shell company.

As a result of the merger, control passed to the shareholders of what was GreatWall. The merger has been accounted for as a recapitalization.

The Company’s statement of operations includes the operating results of GreatWall for each of the periods presented and the operating results of Utah commencing from December 1, 2003.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements for December 31, 2006.

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2007 and December 31, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended March 31, 2007 and March 31, 2006. The results of operations and cashflows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company’s Form SB-2 Registration Statement and the Form 10-KSB.

2. Financing Penalty

Pursuant to the issuance of 6,875,000 preferred shares during the Company’s year ended December 31, 2005, the Company was required to reach certain milestones. Failure to meet these milestones would cause the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company fails to meet the requirements. On May 5, 2006, the Company reached an agreement with the preferred shareholders to settle damages incurred related to breaching these milestones and deferred the deadline for the registration of the Company to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered common shares at a price of $0.75 representing the fair market value of the common shares at the date of settlement for a total of $330,000. In 2006 the SB-2 was declared effective by the SEC, therefore no additional penalty was incurred in this regard (Note 5).

3. Loss Per Share

The following data shows the amounts used in computing loss per share for the three months ended March 31, 2007 and 2006:

	Three months ended March 31
	2007	2006
Net loss for period	$(427,173)	$(549,195)
Preferred stock dividends	-	-

Net loss available for distribution	$(427,173)	$(549,195)
officers
Allocation of undistributed loss
Preferred shares 29.71% (2006 - 30.28%) (a)	$(126,913)	$(166,296)
Common shares 70.29% (2006 - 69.72%)	$(300,260)	$(382,899)

Basic earnings (loss) per share amounts
Distributed amounts
Preferred stock	$-	$-
Common stock	$-	$-
Undistributed amounts
Earnings (loss) per preferred share	$(0.02)	$(0.02)
Loss per common share	$(0.02)	$(0.02)

(a) Preferred shareholders have the same rights and obligations as the common shareholders ;therefore a proportionate share of the loss is allocated to the issued and outstanding preferred shares

Weighted average number of shares:

	Three months ended March 31
	2007	2006
Share allocation for distributed amounts
Preferred stock (common stock equivalent)	6,875,000	6,875,000
Common stock	16,269,133	15,829,133

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	6,875,000	6,875,000
Common stock	16,269,133	15,829,133

4. Stock Options

Details of stock option activity are as follows:

	For the three months ended March 31, 2007
	Number of Shares	Weighted Average Exercise Price
Outstanding - beginning of year	1,650,000	$1.00
Granted	—	$0.00
Exercised	—	$0.00

Outstanding, end of period	1,650,000	$1.00

Exercisable, end of period	1,516,125	$0.98

As at March 31, 2007, the following director and consultant stock options were outstanding:

	Exercise	Three months ended march 31,
Expiry Date	Price	2007
January 31, 2008	$1.00	400,000
May 31, 2009	$0.60	600,000
August 1, 2009	$2.00	100,000
August 1, 2009	$1.25	200,000
August 31, 2011	$1.25	350,000
		1,650,000

During the year ended December 31, 2006, the Company granted 350,000 stock options with a vesting period of 25% immediately and 12.5% as of the end of each three month period thereafter until fully vested. Therefore, 216,125 options are outstanding and exercisable while 133,875 options will be vested in the future. As a result, compensation expense of $18,160 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

2006
Expected life (years)	5
Interest rate	4%
Volatility	84%
Dividend yield	0%

5. Loss Contingency

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

During 2006 Rubicon agreed not to require registration of the 400,000 shares issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received.

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through March 31, 2007, these damages could be as much as $75,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

Item 2. Management’s Discussion and Analysis

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMTM.” The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on May 4, 2007 was $0.51.

Plan of Operation

We completed the acquisition of an undivided interest in Cerro Blanco in September 2005. Exploration drilling by us and the previous owner has defined rutile mineralization. Metallurgical test work performed by Lakefield Research has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional milling and flotation process. Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. The Company continues to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries. On a year over year comparative basis, our activity in 2007 is budgeted to closely track that of 2006, with similar levels of expenditure across all areas except for exploration and engineering where, subject to funds availability as discussed below, expenditures may exceed 2006 levels.

Engineering

During 2006, we undertook 2 separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by SGS Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007 we announced that we had completed a 16 hole NQ diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to SGS Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing is being carried out in respect of rock mechanics for mine planning purposes.  Results from these tests have not yet been received.

Planning and execution of the drilling campaign was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2 concentrate from conventional flotation.  After an extensive evaluation of historic data, Company geologists devised and are now utilizing an ore ranking system, MR1 (“Mine Rank 1”) through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications.  Of the 16 drill holes, the table below shows the most significant results available from analysis to date, and highlights the combined MR1 and MR2 intercepts.

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

We expect to undertake further geological and metallurgical work in the coming months, the results of which will be incorporated in to an engineering pre-feasibility study. Furthermore, a pilot plant simulation designed to generate vital engineering data ahead of commercial production is planned as soon as sufficient process information becomes available from SGS Lakefield Research.

A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year's planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design; an environmental impact assessment and permitting program and commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $2,280,000. This figure excludes general and administrative expenses.

We have prepared a 2007 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations. We anticipate that expenditures, net of interest income will be such that we have sufficient funds for up to two years of operations, excluding 2007 engineering and marketing expenditures. The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

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

We currently do not have sufficient capital to complete this plan. We are and have been actively sourcing additional funds to meet or exceed the anticipated expenditures above. We believe that the prospects are such that we will be able to raise sufficient funds; however there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common shares.

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

In February 2007 executive management and the Company’s marketing team attended the Intertech Titanium Conference in Fort Lauderdale, Florida. At this event we met with buyers of high grade rutile concentrate to gauge the potential demand for Cerro Blanco product and held discussions with TiO2 specialists.

Based on these discussions and preliminary marketing results, we believe that demand for our products will meet or exceed the planned capacity of the currently anticipated proposed physical plant. The market for TiO2 feedstock, particularly high grade rutile, appears to be entering a growth period, with increased demand coming not only from the paint and pigment industries, but also from welding rod manufacturers and metal producers. Our ability to enter this market however is subject to significant risk factors, including our ability to raise sufficient funds to meet the engineering plans noted above, as well as the successful completion of pilot plant operations which produce product that meets purchaser’s specifications.

Results of Operations

We recorded a loss for the three months ended March 31, 2007 of $427,173 ($0.03 per weighted average common share outstanding) compared to a loss of $549,195 ($0.03 per share) for the comparable interim period in the preceding year. This 22% decrease in loss in the current year is attributable to a decrease in exploration expense of $114,566 due to relatively lower level of exploration activity as we have placed our attention this quarter on raising additional funds to complete our major milestones as noted above, including obtaining a pre-feasibility study.

Generally expenses are comparable this quarter to the corresponding quarter last year, except that advertising and promotion has increased from $827 to $15,575 due to increased expenditures related to fundraising activities, and consulting has increased from $23,393 to $48,583 as we retained consultants to assist us in evaluating the potential market for our titanium product.

The significant components for general and administrative costs for the three months ended March 31, 2007 and the comparable interim period in the preceding year were director and officer consulting fees of $48,000 ($48,000); consulting fees of $48,583 ($23,393); management fees of $24,000 ($24,000); professional fees of $35,791 ($69,535); insurance costs of $3,113 ($32,947 - we are now amortizing insurance over the year); licenses, taxes and filing fees of $4,859 ($30,111) and travel and vehicle expenses of $43,391 ($45,163).

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company did not have any off-balance sheet arrangements.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), as provided in Rule 308T of Regulation S-B, will be effective for our year ending December 31, 2007, or beyond. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal control using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished with this report:

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

White Mountain Titanium Corporation

Date: May 14, 2007	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

Date: May 14, 2007	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)