Form 10QSB
period 2007-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2007-08-09
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

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
Yes ☐ No ☒

16,269,133 shares of the issuer’s common stock, $.001 par value, were outstanding at July 19, 2007.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	June 30	December 31
	2007	2006
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$1,211,474	$2,049,315
Prepaid expenses	46,022	34,059
Receivables	33,320	28,787
Total Current Assets	1,290,816	2,112,161
Property and Equipment	51,266	56,671

Total Assets	$1,342,082	$2,168,832

Liabilities

Current
Accounts payable and accrued liabilities	$31,423	$109,571

Total Current Liabilities and Total Liabilities	31,423	109,571

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
6,875,000 Shares issued and outstanding	5,500,000	5,500,000
(December 31, 2005 - 6,875,000)
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Authorized
16,269,133 (December 31, 2005 - 16,269,133)
shares issued and outstanding	6,385,337	6,294,655
Accumulated Deficit	(10,574,678)	(9,735,394)

Total Stockholders’ Equity	1,310,659	2,059,261

Total Liabilities and Stockholders’ Equity	$1,342,082	$2,168,832

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Three months ended June 30		Six months ended June 30		Cumulative From Inception November 13, 2001 through June 30, 2007
	2007 Unaudited	2006 Unaudited	2007 Unaudited	2006 Unaudited
Expenses

Advertising and promotion	$12,468	$19,668	$28,043	$20,495	$105,079
Amortization	4,254	229	8,387	456	41,377
Bank charges and interest	897	1,562	1,994	2,454	13,346
Consulting fees	35,693	(2,824)	84,276	20,569	746,088
Consulting fees - directors and officers officers	48,000	48,000	96,000	96,000	670,534
Exploration	70,843	154,014	229,374	427,111	2,905,241
Filing fees	-	400	-	500	45,047
Insurance	10,890	339	14,003	33,286	97,305
Investor relations	-	-	-	32,838	76,697
Licenses and taxes	7,162	3,219	12,021	33,330	253,589
Management fees	24,000	32,000	48,000	56,000	192,280
Office	4,406	1,841	9,995	10,372	88,536
Professional fees	58,404	121,933	94,195	191,468	1,027,880
Rent	23,406	17,975	46,393	28,950	175,314
Stock-based compensation	72,522	-	90,682	-	1,490,718
Telephone	7,682	4,104	15,202	6,627	38,462
Transfer agent fees	45	83	590	266	8,509
Travel and vehicle	57,136	42,768	100,527	87,931	615,450

Loss before other items	(437,808)	(445,311)	(879,682)	(1,048,653)	(8,591,452)

Gain (loss) on investments	-	44,198	-	44,198	87,217
Adjustment to market for marketable securities	-	104	-	24,914	(67,922)
Foreign exchange	9,066	(20,495)	5,594	(32,518)	(25,042)
Dividend income	877	270	1,735	270	3,726
Interest income	15,754	30,973	33,069	72,334	251,902
Financing Agreement Penalty (Note 2)	-	-	-	-	(330,000)

Net loss for the period	(412,111)	(390,260)	(839,284)	(939,455)	(8,671,571)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(412,111)	$(390,260)	$(839,284)	$(939,455)	$(10,209,071)

Loss per Common Share (Note 3)	$(0.02)	$(0.02)	$(0.04)	$(0.04)	-

Weighted average number of Common Shares Outstanding	16,269,133	15,965,265	16,269,133	15,829,133	-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)
	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and
inception (November 13, 2001)	—	$—	—	$—	$—	$—	$—	$—
Shares issued for cash
Private placements	4,040,000	404,000	—	—	(111,000)	—	—	293,000
Shares issued for services	7,211,000	72,110	—	—	—	—	—	72,110

Balance, prior to acquisition	11,251,000	476,110	—	—	(111,000)	—	—	365,110
Shares of accounting subsidiary
acquired on reverse takeover	1,550,000	28,368	—	—	—	—	—	28,368
Adjustment to eliminate capital of
accounting subsidiary on reverse
takeover	—	(28,368)	—	—	—	—	—	(28,368)
Adjustment to increase capital of
accounting parent on reverse
takeover	—	365,779	—	—	—	—	—	365,779
Excess of purchase price over
net assets acquired on
recapitalization	—	—	—	—	—	—	(365,607)	(365,607)
Net loss for year	—	—	—	—	—	—	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	$841,889	—	$—	$(111,000)	$—	$(1,196,588)	$(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	—	—	-—	—	—	1,405,180
Share subscriptions received	—	—	—	—	—	120,000	—	120,000
Shares issued for services	128,500	205,320	—	—	—	—	—	205,320
Receipt of subscriptions
receivable	—	—	—	—	111,000	—	-—	111,000
Stock-based compensation	—	651,750	—	—	—	—	—	651,750
Net loss for year	—	—	—	—	—	—	(2,173,509)	(2,173,509)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

Preferred stock issued for cash
Private placement	—	—	6,250,000	5,000,000	—	—	—	5,000,000
Preferred stock issued for debt	—	—	625,000	500,000	—	—	—	500,000
Shares issued for cash
Private placement	459,000	459,000	—	—	—	(120,000)	—	339,000
Shares issued for services	82,000	115,200	—	—	—	—	—	115,200
Stock-based compensation	—	688,920	—	—	—	—	—	688,920
Beneficial conversion feature	—	1,537,500	—	—	—	—	(1,537,500)	—

Net loss for year	—	—	—	—	—	—	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	$5,904,759	6,875,000	$5,500,000	$—	$—	$(7,550,551)	$3,854,208

Shares issued for financial agreement penalty to be settled	440,000	330,000	—	—	—	—	—	330,000
(Note 2)
Stock-based compensation	—	59,896	—	—	—	—	—	59,896
Net loss for year	—	—	—	—	—	—	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	$6,294,655	6,875,000	$5,500,000	$—	$—	$(9,735,394)	$2,059,261
Stock-based compensation	—	90,682	—	—	—	—	—	90,682
Net loss for the period	—	—	—	—	—	—	(839,284)	(839,284)
Balance, June 30, 2007	16,269,133	$6,385,337	6,875,000	$5,500,000	$—	$—	$(10,574,678)	$1,310,659

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Six months Ended June 30		June 30
	2007	2006	2007
	Unaudited	Unaudited

Operating Activities
Net loss for period	$(839,284)	$(939,455)	$(8,671,571)
Items not involving cash
Amortization	8,387	456	41,377
Stock-based compensation	90,682	-	1,491,248
Common stock issued for services	-	-	392,630
Financing agreement penalty (Note 2)	-	-	330,000
Adjustment to market - securities	-	(24,914)	67,922
Gain on sale of marketable securities	-	(44,198)	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(4,533)	(8,228)	(33,320)
Marketable securities	-	75,698	19,295
Accounts payable and accrued liabilities	(78,148)	(22,402)	31,423
Prepaid expenses	(11,963)	(9,259)	(46,022)

Cash Used in Operating Activities	(834,859)	(972,300)	(5,864,235)

Investing Activity
Addition to property and equipment	(2,982)	-	(92,643)

Cash Used in Investing Activities	(2,982)	-	(92,643)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock	-	-	5,000,000
Issuance of common stock	-	-	2,037,180
Stock subscriptions received	-	-	120,000
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	172

Cash Provided by Financing Activities	-	-	7,168,352

(Outflow) Inflow of Cash and Cash Equivalents	(837,841)	(972,300)	1,211,474
Cash and Cash Equivalents,
Beginning of Year	2,049,315	4,116,412	-
Cash and Cash Equivalents, End of Year	$1,211,474	$3,144,112	$1,211,474
Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$330,000	$830,000
Services	$-	$-	$392,630

See notes to consolidated financial statements.

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at June 30, 2007 and December 31, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the three and six months ended June 30, 2007 and June 30, 2006. The results of operations and cashflows for the three and six months ended June 30, 2007 and June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at December 31, 2006 included in the Company’s Form SB-2 Registration Statement and the Form 10-KSB.

2.	Financing Penalty

Pursuant to the issuance of 6,875,000 shares of preferred stock during the Company’s year ended December 31, 2005, the Company was required to reach certain milestones. Failure to meet these milestones would cause the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company fails to meet the requirements. On May 5, 2006, the Company reached an agreement with the preferred shareholders to settle damages incurred related to breaching these milestones and deferred the deadline for the registration of the Company to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered shares of common stock at a price of $0.75 representing the fair market value of the common stock at the date of settlement for a total of $330,000. In 2006 the SB-2 was declared effective by the SEC, therefore no additional penalty was incurred in this regard (Note 5).

3.	Loss Per Share

The following data shows the amounts used in computing loss per share for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006

Net loss for period	$(412,111)	$(390,260)	$(839,284)	$(939,455)
Preferred stock dividends	-	-	-	-

Net loss available for distribution	$(412,111)	$(390,260)	$(839,284)	$(939,455)

Allocation of undistributed loss
Preferred shares 29.71% (2006 - 30.1%) (a)	$(122,418)	$(117,468)	$(249,311)	$(282,776)
Common shares 70.29% (2006 - 69.9%)	$(289,693)	$(272,792)	$(589,973)	$(656,679)

Basic earnings (loss) per share amounts
Distributed amounts
Preferred stock	$-	$-	$-	$-
Common stock	$-	$-	$-	$-
Undistributed amounts
Earnings (loss) per preferred share	$(0.02)	$(0.02)	$(0.04)	$(0.04)
Loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

(a) Preferred shareholders have the same rights and obligations as the common shareholders ;therefore a proportionate share of the loss is allocated to the issued and outstanding preferred shares

Weighted average number of shares:
	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
Share allocation for distributed amounts
Preferred stock (common stock equivalent)	6,875,000	6,875,000	6,875,000	6,875,000
Common stock	16,269,133	15,965,265	16,269,133	15,829,133
Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	6,875,000	6,875,000	6,875,000	6,875,000
Common stock	16,269,133	15,965,265	16,269,133	15,829,133

4.	Stock Options

Details of stock option activity are as follows:

	For the three months ended June 30, 2007
		Weighted
		Average
	Number	Exercise
	of Shares	Price

Outstanding - beginning of period	1,650,000	$1.00
Granted	250,000	$1.25
Exercised	-	$0.00
Outstanding, end of period	1,900,000	$1.03
Exercisable, end of period	1,812,500	$1.02

As at June 30, 2007, the following director and consultant stock options were outstanding:

	Exercise	June 30,
Expiry Date	Price	2007

January 31, 2008	$1.00	400,000
May 31, 2009	$0.60	600,000
August 1, 2009	$2.00	100,000
August 1, 2009	$1.25	200,000
April 5, 2010	$1.25	250,000
August 31, 2011	$1.25	350,000
		1,900,000

During the year ended December 31, 2006, the Company granted 350,000 stock options with a vesting period of 25% immediately and 12.5% as of the end of each three month period thereafter until fully vested. Therefore, 262,500 options are outstanding and exercisable while 87,500 options will vest in the future. As a result, compensation expense of $18,160 was recognized during the quarter using the Black-Scholes option pricing model.

During the quarter, the Company granted 250,000 stock options which vested immediately. As a result, additional stock based compensation expense of $54,362 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

	Three months ended June 30, 2007	2006
Expected life (years)	3	5
Interest rate	4.27%	4%
Volatility	87.78%	84%
Dividend yield	0%	0%

5.	Loss Contingency

The Company’s Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred stock and warrants issued to them be effective by January 30, 2006 and that the Company file a prospectus in Canada. In May 2006 the Company amended the Securities Purchase Agreement and issued 400,000 shares of common stock to Rubicon and 40,000 shares of common stock to Phelps Dodge in consideration for extending the registration period to September 30, 2006 and eliminating the Canadian filing requirement (Note 2). These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments to these persons.

During 2006 Rubicon agreed not to require registration of the 400,000 shares issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received.

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through June 30, 2007, these damages could be as much as $90,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMTM.” The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on August 3, 2007 was $0.53.

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

Engineering

During 2006, we undertook 2 separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by SGS Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007 we announced that we had completed a 16 hole NQ diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to SGS Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing was being carried out in respect of rock mechanics for mine planning purposes.

SRK Consulting Chile S. A. (“SRK”), who undertook a geotechnical analysis of the diamond drill core concluded that, using ‘Laubscher’s RMR classification’, the mineralized rock at Cerro Blanco returned an RMR value of 46, and would be suitable for an open pit mine design. (Note: The RMR classification ranges from 100 to zero. In general, the higher the RMR classification values, the harder the rock, harder rock requiring more explosives for in pit blasting and higher energy consumption in subsequent crushing and grinding processes.)

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

Data from the latest drilling campaign is being input into a geological model and this model, together with ongoing technical work is being integrated into a revised resource model.

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

We currently do not have sufficient capital to complete this plan, and have consequently slowed the pace of further exploration and development activities on hold pending the successful completion of a financing. We are and have been actively sourcing additional funds to meet or exceed the anticipated expenditures above. We have received a number of expressions of interest, and we believe that the prospects are such that we will be able to raise sufficient funds during the third quarter; however there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common stock.

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

Based on these discussions and preliminary marketing results, we believe that demand for our products will meet or exceed the planned capacity of the currently anticipated proposed physical plant. The market for TiO2 feedstock, particularly high grade rutile, appears to be entering a growth period, with increased demand coming not only from the paint and pigment industries, but also from welding rod manufacturers and metal producers. Our ability to enter this market however is subject to significant risk factors, including our ability to raise sufficient funds to meet the engineering plans noted above, as well as the successful completion of pilot plant operations which prove important engineering and metallurgical steps, and produce commercial grade product that meets purchaser’s specifications.

Results of Operations

We recorded a loss for the three months ended June 30, 2007 of $412,111 ($0.02 per weighted average common share outstanding) (6 months - $839,284; $0.04 per share) compared to a loss of $390,260 ($0.02 per share) (6 months - $939,455; $0.04 per share) for the comparable interim period in the preceding year. This 6% increase in loss in the current quarter is attributable to a decrease in interest income to $15,219 (6 months - $33,069) from $30,973 and (6 months - $72,334) for the comparable periods last year, due to a lower level of funds on deposit, and a one-time gain on investments of $44,198 during the 6 months period last year. On an operational basis, the loss for this quarter was $437,808 compared to $445,311 (6 months - $879,682 versus $1,048,653) last year. However exploration expenditures were reduced from $154,014 to $70,843 (6 months - $229,374 versus $427,111) as we shifted our focus to marketing and raising additional funds during the quarter compared to last year.

Generally expenses are comparable this quarter to the corresponding quarter last year. Amortization has increased to $4,254 from $229 (6 months - 8,387 versus $456) as we are now recognizing Chilean amortization on a quarterly basis rather than at year end. Similarly, insurance expense is at $10,890 compared to $339 ( 6 months - $14,003 versus $33,286) as we are recognizing the expense on a monthly basis as opposed to when invoiced.

Consulting fees for the quarter were $35,693 - 6 months $84,276 (2006 - $(2,824) and 20,569 respectively) as we continue to retain consultants in such areas as marketing and financing. Stock based compensation was $72,522 - 6 months $90,682 (2006 - $nil) due to stock options granted and vesting in the quarter. Professional fees were $58,404 - 6 months $94,195 (2006 - $121,933 and $191,468 respectively) as we did not have significant regulatory filings compared to the previous year.

Director and officer consulting fees for the quarter were $48,000 - 6 months $96,000 (2006 - $48,000 and $96,000 respectively), and management fees of $24,000 - 6 months $48,000 (2006 - $32,000 and $56,000 respectively).

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company did not have any off-balance sheet arrangements.

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

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, and also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements issued for fiscal years beginning after January 1, 2007. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), as provided in Rule 308T of Regulation S-B, will be effective for our year ending December 31, 2007, or beyond. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal controls using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On March 4, 2006, the Compensation Committee approved, subject to board approval, the granting of 250,000 options to David Nahmias for investor relations activities. These five-year options were granted pursuant to our stock option plan. The options are exercisable at $1.25 per share and vest as follows: 25% as of the date of the agreement and 12.5% as of the end of each three-month period thereafter until fully vested. The options were granted without registration under the Securities Act by reason of the exemption from registration afforded by Section 4(2) of the Act. Mr. Nahmias was an accredited investor at the time of the grant. He consented to the imposition of restrictive legends upon the grant form representing the option. Mr. Nahmias was provided access to information similar to the type of information which would be included in a prospectus. He did not enter into the transaction for the options with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting and had a preexisting relationship with persons representing our company at the time of the transaction. Mr. Nahmias represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the option grants. No underwriting discounts or commissions were paid in connection with the grant.

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

White Mountain Titanium Corporation

Date: August 9, 2007	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: August 9, 2007	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)