Form 10QSB
period 2007-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2007-11-15
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ___________  to ___________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

2150 - 1188 West Georgia Street
Vancouver, British Columbia
Canada, V6E 4A2
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

28,664,133 shares of the issuer’s common stock, $.001 par value, were outstanding at October 19, 2007.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	September 30	December 31
	2007	2006
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$3,209,708	$2,049,315
Prepaid expenses	48,297	34,059
Receivables	36,364	28,787
Total Current Assets	3,294,369	2,112,161
Property and Equipment	64,589	56,671

Total Assets	$3,358,958	$2,168,832

Liabilities

Current
Accounts payable and accrued liabilities	$25,051	$109,571

Total Current Liabilities and Total Liabilities	25,051	109,571

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	5,500,000
(December 31, 2006 - 6,875,000)
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Authorized
28,664,133 (December 31, 2006 - 16,269,133)
shares issued and outstanding	14,891,025	6,294,655
Accumulated Deficit	(12,057,118)	(9,735,394)

Total Stockholders’ Equity	3,333,907	2,059,261

Total Liabilities and Stockholders’ Equity	$3,358,958	$2,168,832

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Three months ended September 30		Nine months endedSeptember 30		Cumulative From Inception November 13, 2001 through September30,
	2007	2006	2007	2006	2007
	Unaudited	Unaudited	Unaudited	Unaudited
Expenses
Advertising and promotion	$14,230	$15,418	$42,273	$35,913	$119,309
Amortization	4,755	282	13,142	738	46,132
Bank charges and interest	967	810	2,961	3,264	14,313
Consulting fees	40,117	13,015	124,393	33,584	861,205
Consulting fees - directors and officers officers	51,800	48,000	147,800	144,000	884,834
Exploration	103,865	116,766	333,239	543,877	3,009,106
Filing fees	250	-	250	500	45,297
Insurance	10,182	652	24,185	33,938	107,487
Investor relations	(7,708)	-	(7,708)	32,838	68,989
Licenses and taxes	13,262	15,222	25,283	48,552	266,851
Management fees	558,869	24,000	606,869	80,000	330,380
Office	4,777	9,318	14,772	19,691	93,313
Professional fees	24,007	54,488	118,202	245,956	1,051,888
Rent	21,474	14,125	67,867	43,075	196,788
Stock-based compensation	444,233	41,736	534,915	41,736	2,106,995
Telephone	7,166	3,898	22,368	10,525	45,628
Transfer agent fees	245	(65)	835	201	8,754
Travel and vehicle	35,534	21,811	136,061	109,742	650,984

Loss before other items	(1,328,025)	(379,476)	(2,207,707)	(1,428,130)	(9,919,479)

Gain (loss) on investments	-	(48)	-	69,064	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange	8,573	(8,659)	14,167	(41,176)	(16.469)
Dividend income	608	854	2,343	1,124	4,634
Interest income	23,904	37,228	56,973	109,562	275,806
Financing Agreement Penalty (Note 2)	(187,500)	-	(187,500)	-	(517,500)

Net loss for the period	(1,482,440)	(350,101)	(2,321,724)	(1,289,556)	(10,154011)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,482,438)	$(350,101)	$(2,321,724)	$(1,289,556)	$(11,691,511)

Loss per Common Share (Note 3)	$(0.08)	$(0.02)	$(0.14)	$(0.08)	-

Weighted average number of Common Shares Outstanding	18,006,905	16,269,133	16,854,756	16,067,668	-

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

WHITE MOUNTAIN TITANIUM CORPORATION (An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	—	$—	$—	$120,000	$(3,370,097)	$(145,958)

Preferred stock issued for cash
Private placement	—	—	6,250,000	5,000,000	—	—	—	5,000,000
Preferred stock issued for debt	—	—	625,000	500,000	—	—	—	500,000
Shares issued for cash
Private placement	459,000	459,000	—	—	—	(120,000)	—	339,000
Shares issued for services	82,000	115,200	—	—	—	—	—	115,200
Stock-based compensation	—	688,920	—	—	—	—	—	688,920
Beneficial conversion feature	—	1,537,500	—	—	—	—	(1,537,500)	—
Net loss for year	—	—	—	—	—	—	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	$5,904,759	6,875,000	$5,500,000	$—	$—	$(7,550,551)	$3,854,208

Shares issued for financial agreement penalty to be settled	440,000	330,000	—	—	—	—	—	330,000
(Note 2)
Stock-based compensation	—	59,896	—	—	—	—	—	59,896
Net loss for year	—	—	—	—	—	—	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	$6,294,655	6,875,000	$5,500,000	$—	$—	$(9,735,394)	$2,059,261
Stock-based compensation	—	534,915	—	—	—	—	—	534,915
Shares issued for cash
Private placement	5,070,000	2,340,684	—	—	—	—	—	2,340,684
Shares issued for services	700,000	533,271	—	—	—	—	—	533,271
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	—	—	—	—
Shares reserved for financial agreement	375,000	187,500	—	—	—	—	—	187,500
(Note 2)
Net loss for the period	—	—	—	—	—	—	(2,321,724)	(2,321,724)
Balance, September 30, 2007	28,664,133	$14,891,025	625,000	$500,000	$—	$—	$(12,057,118)	$3,333,907

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
	Nine months Ended September 30		2001 through September 30
	2007	2006	2007
	Unaudited	Unaudited
Operating Activities
Net loss for period	$(2,321,724)	$(1,289,556)	$(10,154,011)
Items not involving cash
Amortization	13,142	738	46,132
Stock-based compensation	534,915	41,736	1,935,481
Common stock issued for services	533,271	-	925,901
Financing agreement penalty (Note 2)	187,500	-	517,500
Adjustment to market - securities	-	-	67,922
Gain on sale of marketable securities	-	(69,065)	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(7,577)	(6,755)	(36,364)
Marketable securities	-	75,884	19,295
Accounts payable and accrued liabilities	(84,520)	(25,409)	25,051
Prepaid expenses	(14,238)	(7,000)	(48,297)

Cash Used in Operating Activities	(1,159,231)	(1,279,427)	(6,188,607)

Investing Activity
Addition to property and equipment	(21,060)	(1,969)	(110,721)

Cash Used in Investing Activities	(21,060)	(1,969)	(110,721)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of common stock	2,340,684	-	4,377,864
Stock subscriptions received	-	-	120,000
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	172

Cash Provided by Financing Activities	2,340,684	-	9,509,036

(Outflow) Inflow of Cash and Cash Equivalents	1,160,393	(1,281,396)	3,209,708
Cash and Cash Equivalents,
Beginning of Period	2,049,315	4,116,412	-

Cash and Cash Equivalents, End of Period	$3,209,708	$32,835,016	$3,209,708

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Preferred stock converted to common	$5,000,000	$-	$-
Settlement of debt	$-	$-	$830,000
Services	$533,271	$-	$925,901
Penalty	$187,500	$330,000	$517,500

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

In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2007 and December 31, 2006 and the consolidated results of operations and the consolidated cash flows for the three and nine months ended September 30, 2007 and September 30, 2006. The results of operations and cashflows for the three and nine months ended September 30, 2007 and September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2006 included in the Company’s Form SB-2 Registration Statement and the Form 10-KSB.

2. Financing Penalty

Pursuant to the issuance of 6,875,000 shares of preferred stock during the year ended December 31, 2005, the Company was required to reach certain milestones. Failure to meet these milestones caused the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company failed to meet the requirements. On May 5, 2006, the Company reached an agreement with the preferred shareholders to settle damages incurred related to breaching these milestones and deferred the deadline for the registration of the shares of preferred stock to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered shares of common stock at a price of $0.75 representing the fair market value of the common stock at the date of settlement for a total of $330,000. In 2006 the SB-2 was declared effective by the SEC, therefore no additional penalty was incurred in this regard (Note 5).

On September 6, 2007, the Company closed a private placement of 5,070,000 units at an offering price of $0.50 per unit and incurred share issuance costs of $194,316 for net proceeds of $2,340,684. Pursuant to the terms of the preferred stock offering, the exercise price of warrants attached to the original issue of the preferred stock was reduced to $0.50 and an additional 375,000 registered shares of common stock were reserved for issue at a deemed price of $0.50 per share as an anti-dilution penalty, representing the fair market value of the common stock at the date of the private placement. Accordingly, the Company recorded a Financing Agreement Penalty of $187,500 during the three month period ended September 30, 2007.

On or about September 30, 2007, Rubicon converted all of the Class A Convertible Preferred Stock it held.

3. Weighted Average Number Of Shares

The following data shows the weighted average number of shares used in computing loss per share for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	6,732,337	6,875,000	6,822,289	6,875,000
Common stock	18,006,905	16,269,133	16,854,756	16,067,668

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	6,732,337	6,875,000	6,822,289	6,875,000
Common stock	18,006,905	16,269,133	16,854,756	16,067,668

4. Stock Options

Details of stock option activity are as follows:

	For the three months ended September 30, 2007
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding - beginning of period	1,900,000	$0.58
Granted	1,075,000	$0.50

Outstanding and exercisable, end of period	2,975,000	$0.55

As at September 30, 2007, the following director and consultant stock options were outstanding and exercisable:

	Exercise Price	Outstanding and Exercisable
Expiry Date
August 1, 2009	$2.00	100,000
April 5, 2010	$0.50	250,000
January 31, 2011	$0.50	400,000
May 31,2011	$0.50	600,000
August 1, 2011	$0.50	200,000
August 31, 2011	$0.50	350,000
August 31, 2012	$0.50	1,075,000
		2,975,000

During the year ended December 31, 2006, the Company granted 350,000 stock options. As a result, compensation expense of $36,320 was recognized during the quarter using the Black-Scholes option pricing model.

During the third quarter, the Company repriced previously existing options to $0.50 per share, extended certain options, and granted 1,075,000 stock options which vested immediately. As a result, additional stock based compensation expense of $444,233 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

	Three months ended September 30, 2007	December 31, 2006
Expected life (years)	5	5
Interest rate	4%	4%
Volatility	89%	84%
Dividend yield	0%	0%

5.  Warrants

The following summarizes the warrants that have been granted, exercised, cancelled or expired during the period ended September 30, 2007:

	For the three months ended September 30, 2007
		Weighted
		Average
	Number	Exercise
	of Shares	Price
Outstanding - beginning of period	7,175,000	$0.50
Granted	5,847,600	$0.60
Total warrants outstanding and	13,022,600	$0.54
exercisable

At September 30, 2007, the following warrants are exercisable and outstanding. Each warrant entitles the holder to purchase one common share of the Company at the exercise price per common share with the following expiry dates:

	Exercise	Outstanding &
Expiry Date	Price	Exercisable
July 11, 2009	$0.50	6,550,000
September 7, 2009	$0.50	625,000
August 10, 2010	$0.60	5,070,000
August 10, 2010	$0.60	700,000
August 10, 2010	$0.60	77,600
		13,022,600

6.	Loss Contingency

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

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through September 30, 2007, these damages could be as much as $105,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

Background

We are a mineral exploration company. We hold mining concessions composed of nine fully constituted exploitation mining concessions and twenty-seven exploitation mining concessions in the process of being constituted, over approximately 8,883 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (hereinafter referred to as “Cerro Blanco”). We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration. We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

We filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on August 14, 2006 to register the resale by the selling stockholders of up to 13,750,000 shares of our common stock, composed of 6,875,000 shares of common stock underlying our outstanding Class A Convertible Preferred Stock convertible at the effective rate of one share of our common stock for each share of preferred stock converted, and 6,875,000 shares of common stock issuable upon the exercise of outstanding warrants at $1.25 per share.

On or about September 30, 2007, Rubicon converted all of the Class A Convertible Preferred Stock it held.

On August 15, 2007, we completed a private placement equity financing wherein we issued 5,770,000 units at US$.50 per unit, each unit consisting of one share of common stock and one common share purchase warrant. Each warrant is exercisable at $0.60 per share at any time through August 31, 2010. In addition, 77,600 warrants were issued to a consultant in connection with the private placement.

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMTM.” The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on November 12, 2007 was $1.13.

Plan of Operation

We completed the acquisition of an undivided interest in Cerro Blanco in September 2005. Exploration drilling by us and the previous owner has defined rutile mineralization. Metallurgical test work performed by Lakefield Research has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional milling and flotation process. Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. The Company continues to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries. On a year to year comparative basis, our activity in 2007 is budgeted to closely track that of 2006, with similar levels of expenditure across all areas except for exploration and engineering where, subject to funds availability as discussed below, expenditures may exceed 2006 levels.

Engineering

During 2006, we undertook two separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007 we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing in respect of rock mechanics for mine planning purposes.  Results from these tests have been received.

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

Hole #	From (m)	To (m)	Width (m)	% TiO

CB-26	Total MR1 + MR2		267	2.24
Including	36	78	42	3.48
	81	123	42	3.10

CB-14	Total MR1 + MR2		168	2.52
Including	3	54	51	2.50
	60	138	78	2.77

CB-27	Total MR1 + MR2		156	2.47
Including	96	144	48	3.74
	144	222	78	2.03

CB-17	Total MR1 + MR2		143	2.24
Including	33	123	90	2.30
	147	200	53	2.14

Data from the latest drilling campaign has been input into a geological model and this model, together with ongoing technical work, has been integrated into a resource model.

Titanium mineralization starts at surface and extends over long intercepts with both attributes offering the potential for low mining costs. We believe we have good results in the central portion of the main zone of Cerro Blanco, as well as significant potential for further resource development to the south and south-west areas of the property. During third quarter 2007 we commenced work on a new prospect, Eli, located approximately 3 kilometers south and along strike from the Carolina and La Cantera prospects, the historic focus of exploration. The program at Eli will consist of a 25 by 25 meter geochemical sampling grid on outcrops and survey. This program is budgeted to cost $160,000 and is scheduled for completion in November 2007. The objective of the program is to test TiO2 grades at surface and to identify drill targets for a follow on program.

We will as well be undertaking further metallurgical work in the coming months, the results of which will be incorporated in to an engineering pre-feasibility study. Furthermore, a pilot plant simulation designed to generate vital engineering data ahead of commercial production is planned as soon as sufficient process information becomes available from Lakefield Research and the results of the pre-feasibility study are known.

A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure includes a 20 per cent contingency but excludes general and administrative expenses. As of September 30, 2007, our cash position was $3,210,008. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

We anticipate expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Stage 1 exploration, Eli prospect	$160,000	$160,000
SGS Lakefield milling and process design	50,000	60,000
Pre-feasibility study	325,000	350,000
Pilot plant program	500,000	600,000
Marketing	50,000	60,000
Drilling, Eli and additional targets	500,000	750,000
Additional claim holding costs	40,000	60,000
Environmental compliance	100,000	200,000
Final feasibility study	400,000	600,000
Contingency @ 20%	425,000	568,000
Total	$2,550,000	$3,408,000

We believe that the prospects are such that we will be able to raise additional funds; however, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common shares.

Results of Operations

We recorded a loss for the three months ended September 30, 2007 of $1,482,440 ($(0.08) per weighted average common share outstanding) (9 months - $2,321,724; $(0.14) per share) compared to a loss of $350,101 ($(0.02) per share) (9 months - $1,289,556; $(0.08) per share) for the comparable interim period in the preceding year. This 423% increase in loss in the current quarter is attributable to a financing penalty of $187,500 due to anti-dilution clauses in the preferred stock financing agreement, stock compensation expense of 444,233 due to new options and repricing and vesting of existing options, and a management bonus of $350,000 which was issued in stock and $183,269 which was issued in warrants, as calculated using the Block-Scholes method of valuation. Excluding these items, the loss for the period on an operational basis would have been $317,938. Exploration expenditures were reduced to $103,865 in the quarter from $333,239 in the same quarter of the previous year (9 months - $116,766 versus $543,877) as we shifted our focus to marketing and raising additional funds during the quarter.

Generally expenses are comparable this quarter to the corresponding quarter last year. Amortization has increased to $4,755 from $282 (9 months - $13,142 versus $738) as we are now recognizing Chilean amortization on a quarterly basis rather than at year end. Similarly, insurance expense is at $10,182 compared to $652 ( 9 months - $24,185 versus $33,938) as we are recognizing the expense on a monthly basis as opposed to when invoiced.

Consulting fees for the quarter were $40,117 - 9 months $124,393 (2006 - $13,015 and $33,584 respectively) as we continue to retain consultants in such areas as marketing and financing. Stock based compensation was $444,233 - 9 months $534,915 (2006 - $41,736) due to stock options repriced and granted and vesting in the quarter. Professional fees were $24,007 - 9 months $118,202 (2006 - $54,488 and $245,956 respectively) as we did not have significant regulatory filings compared to the previous year.

Director and officer consulting fees for the quarter were $51,800 - 9 months $147,800 (2006 - $48,000 and $144,000 respectively). Management fees of $558,869 - 9 months $606,869 (2006 - $24,000 and $80,000 respectively) reflected the $533,269 balance of the management bonus. Excluding this bonus, management fees for the quarter were $25,600 (9 months - 73,600).

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company did not have any off-balance sheet arrangements.

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

In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Financial Liabilities". The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company's financial statements.

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under current SEC guidelines, the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), as provided in Rule 308T of Regulation S-B, will be effective for our year ending December 31, 2007, and beyond. In order to comply with the Act, we will undertake a comprehensive effort, which may include documentation and testing of the design and operation of our internal controls using the guidelines established by Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. During the course of these activities, we may identify certain internal control matters that management believes should be improved. These improvements, if necessary, will likely include further formalization of existing policies and procedures, improved segregation of duties, additional information technology systems controls and additional monitoring controls. Because management has not presently determined whether these matters will result in material weaknesses being identified in the Company’s internal control as defined by the Public Company Accounting Oversight Board (United States), no assurances can be given regarding the outcome of these efforts at the present time.

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

White Mountain Titanium Corporation

Date: November 14, 2007	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

Date: November 14, 2007	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)