Form 10-K
period 2007-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2008-03-31
CIK 1284766

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to __________


                    Commission File Number: 333-129347

                   WHITE MOUNTAIN TITANIUM CORPORATION
         (Exact name of Registrant as specified in its charter)

            NEVADA                                      87-0577390
------------------------------               ---------------------------------
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization

2150 - 1188 West Georgia Street, Vancouver, British Columbia Canada   V6C 4E2
-------------------------------------------------------------------  ----------
             (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (604) 408-2333

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  (1) Yes [X]   No [ ]   (2) Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (paragraph 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
See definitions of "large accelerated filer," "accelerated filer," and "smaller
reporting company" in Rule 12b-2 of the Exchange Act.   (Check one):

     Large Accelerated Filer  [ ]       Accelerated Filer          [ ]
     Non-Accelerated Filer    [ ]       Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant (25,801,133 shares) is $25,672,127, computed by reference to the average bid and asked price of the Common Stock ($0.995) as of March 17, 2008.

At March 18, 2008, there were 29,189,133 shares of the registrant's Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                  None

                             Table of Contents
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

  ITEM 1.   DESCRIPTION OF BUSINESS  . . . . . . . . . . . . . . . . . . . .  4
  ITEM 1A.  RISK FACTORS . . . . . . . . . . . . . . . . . . . . . . . . . . 10
  ITEM 1B.  UNRESOLVED STAFF COMMENTS  . . . . . . . . . . . . . . . . . . . 10
  ITEM 2.   DESCRIPTION OF PROPERTY  . . . . . . . . . . . . . . . . . . . . 10
  ITEM 3.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . 14
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . 14

PART II . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . 14

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES  . . . . . . . 14
  ITEM 6.   SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . 15
  ITEM 7.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . 15
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . 17
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . 18
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . . . 42
  ITEM 9A(T). CONTROLS AND PROCEDURES  . . . . . . . . . . . . . . . . . . . 42
  ITEM 9B.  OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . 43

PART III  . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . 43

  ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE . . . . . 43
  ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 45
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . 49
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE . . . . . . . . . . . . . . . . . . . . . . . . . . 52
  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . . . . 55

PART IV . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . 56

  ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . 56

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

                                  PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     White Mountain Titanium Corporation was incorporated under the laws of the State of Nevada on April 24, 1998. From approximately 2000 until 2004, we had no business operations and no source of generating revenues. We were a non-reporting shell company between 2000 and February 2004 when we entered into a reverse acquisition with GreatWall Minerals, Ltd., an Idaho corporation. In February 2004 we merged with GreatWall which had had an on-going interest in the natural resources sector in Chile for several years and in 2003 had entered into an agreement to acquire a core holding of Cerro Blanco mining concessions through its 100% owned Chilean subsidiary, Compania Minera Rutile Resources Limitada. In September 2005 we completed the purchase of these mining concessions.

     The mining concessions now consist of 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile. We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced. We are conducting a drilling campaign and pre-feasibility work in preparation for a feasibility study to determine whether the concessions contain commercially viable ore reserves. If we are successful in obtaining a feasibility study which supports commercially viable ore reserves, we intend to exploit the concessions and to produce titanium dioxide concentrate through conventional open pit mining and minerals processing. Our business plan is to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions. If this exploration program is unsuccessful, we will be unable to continue operations.

     We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations. We estimate the cost to take the Cerro Blanco project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure excludes general and administrative expenses. As of December 31, 2007, our cash position was $2,678,652. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

     Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. We also continue to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries.

Titanium Industry and Market Overview

     Overview

     Titanium is the ninth most abundant element, making up about 0.6% of the earth's crust. Titanium occurs primarily in the minerals anatase, brookite, ilmenite, leucoxene, perovskite, rutile, and sphene. Of these minerals, only rutile, ilmenite and leucoxene, an alternation product of ilmenite, have significant economic importance. Both rutile and ilmenite are chemically processed to produce both titanium dioxide pigment and titanium metal.

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

     Our business is currently focused on the mining concessions which constitute the Cerro Blanco property. These concessions host a hard rock rutile deposit as opposed to ilmenite laden mineral sands deposits held by most of our competitors. Rutile generally has higher percentages of titanium oxide.

     Industry Background

     The bulk of the world's titanium is used as the metal oxide, titanium dioxide (TiO2). The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668 degrees Celcius, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About
5% of the world's titanium is used as the metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is as strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion; it is almost as resistant as platinum, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

     The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

          U.S. Distribution of TiO2 pigment shipments by industry: 2006
          -------------------------------------------------------------
          Industry                           Percent
          -------------------                -------
          Paint and Coatings                 57.1%
          Plastics and Rubber                26.3%
          Paper                              12.6%
          Other*                             4%

          * Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink

The table below gives a broad picture of principal uses for titanium dioxide.

     Uses of Titanium Dioxide
     ------------------------
     Industry            Use
     -----------------   ---
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

     Cosmetics           Protection against UV radiation in high factor sun
                         creams; to give high brightness and opacity in toothpaste and soaps.

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

     In 2004, an expanding world economy and industrial growth in China led to strong demand for titanium mineral concentrates, titanium metal and titanium dioxide (TiO2) pigment. Gross production of titanium mineral concentrates (ilmenite and rutile) rose from 5.0 million tonnes in 2004 to an estimated 5.4 million tonnes in 2006. During the same period, published prices for high grade rutile have held up at $500 - $750 per tonne, depending on grade.

     The following table sets forth the estimated world reserves of titanium minerals based upon global resources of titanium minerals.

     World Reserves of Ilmenite and Rutile ('000t TiO2)
     --------------------------------------------------
     Country                 Ilmenite            Rutile
     -------                 --------            ------
     Australia                130,000            19,000
     Canada                    31,000              -
     India                     85,000             7,400
     Norway                    37,000               -
     South Africa              63,000             8,300
     Ukraine                    5,900             2,500
     US                         6,000               400
     Other                     15,000             8,100

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

     In the chloride process, rutile is converted to TiCl4 by chlorination in the presence of petroleum coke. TiCl4 is oxidized with air or oxygen at about 900 degrees Celcius, and the resulting TiO2 is calcined to remove residual chlorine and any hydrochloric acid that may have formed in the reaction. Aluminum chloride is added to the TiCl4 to assure that virtually all the titanium is oxidized into the rutile crystal structure. The process is conceptually simple but poses a number of significant chemical engineering problems because of the highly corrosive nature of chlorine, chlorine oxides and titanium tetrachloride at temperatures of 900 degrees Celcius or higher.

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

     Titanium Dioxide Prices

     The 2006 year end published price range for bagged rutile mineral concentrates was US$570 to US$700 per metric ton, a moderate increase compared with that of 2005. Year end prices of ilmenite concentrate ranged from US$75 to US$85 per ton for 2006, and there has been no change in 2005.

     As capacity utilization rates for TiO2 pigment plants rose, 2006 year end published prices for anatase and rutile grade pigment increased moderately compared with those of 2005. The U.S. Department of Labor, Bureau of

Labor Statistics producer price index for TiO2 pigment increased to 148.9 in December 2004 from 146.1 in December 2003.

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

     In order to be competitive, we will be required to meet buyers' specifications, including particle size, concentration levels, calcium and impurities. Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be
concentrated to an acceptable level to buyers.   Results received in November
2006 of metallurgical mapping studies of the Cerro Blanco rutile deposit, which were based on 15 different samples selected from a recent RC drilling campaign, indicate that a high grade rutile product with low levels of calcium and other impurities can be produced from a range of ore types. The results also highlighted ore types that would present process problems. We are using the results of these studies as a basis for further geological assessment of certain areas of Cerro Blanco. Metallurgical test work also showed that the incorporation of a gravity pre-concentration stage in the process flow sheet would reduce the amount of material passing from the crushing to the milling stage. At the same time the head grade of ore going to the flotation section could be almost doubled. Management believes that such a process improvement could have a significant effect on the overall capital requirement of the project. An earlier report indicated that ore from Cerro Blanco, in addition to high grade rutile, could also yield a sodium and potassium feldspar co-product. Feldspar is used extensively in the glass and ceramics industries and management is examining the commercial possibilities for such a product.

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

     Mining, particularly copper mining, is a significant industry in Chile.
We will be competing with a number of existing mining companies, including the state-owned Codelco Copper Corporation, one of the world's largest copper producers, for qualified workers, supplies, and equipment. However, management believes Cerro Blanco has an attractive location and good infrastructure in an active mining region. The property is located at a low elevation, near the coast, with two nearby towns from which it will be able to draw manpower and supplies. Thus, we do not anticipate any significant logistic issues, no separate camps to construct, no inclement weather issues or other operating considerations which would increase the cost of mining and make us less competitive.

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

     Mining claims in Chile are acquired in the following manner:

     * Pedimento: A pedimento is an exploration claim precisely defined by coordinates with north south and east west boundaries. These may range in size from a minimum of 100 hectares to a maximum of 5000 hectares, with a maximum length to width ratio of 5:1. A pedimento is valid for a maximum period of two years, following which the claim may be reduced in size by at least 50%, and renewed for an additional two years, provided that no overlying claim has been staked. Claim taxes are due annually in the month of March; if the taxes on a pedimento are not paid by such time, the claim can be restored to good standing by paying double the annual claim tax by or before the beginning of the following year. In Chile, new pedimentos are permitted to overlap pre existing claims; however, the previously staked or underlying claim always takes precedence as long as the claim holder maintains his claim in good standing and converts the pedimento to a manifestacion within the initial two year period.

     * Manifestacion: During the two year life of a pedimento, it may be converted at any time to a manifestacion. Once an application to this effect has been filed, the claim holder has 220 days to file a "Solicitud de Mensura" or "Request for Survey" with a court of competent jurisdiction, and notify surrounding claim holders of the application by publishing such request in the Official Mining Bulletin. This notifies surrounding claim holders, who may contest the claim if they believe their pre established rights are being encroached upon. The option also exists to file a manifestacion directly on open ground, without going through the pedimento filing process.

     * Mensura: The claim must be surveyed by a government licensed surveyor within nine months of the approval of the "Request for Survey."
          During the survey any surrounding claim owners may be present, and once completed the survey documents are presented to the court and reviewed by SERNAGEOMIN, the National Mining Service. Assuming that all steps have been carried out correctly and all other necessary items are in order, the court then adjudicates the application and grants a permanent property right (a mensura), the equivalent to a "patented claim."

     Each of the above stages of the acquisition of a mining claim in Chile requires the completion of several steps, including application, publication, inscription payments, notarization, tax payments, legal fees, "patente" payments, and extract publication, prior to the application being declared by the court as a new mineral property. Details of the full requirements of the claim staking process are documented in Chile's mining code. Most companies carrying on operations in Chile retain a mining claim specialist to carry out and review the claim staking process and ensure that their land position is kept secure.

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

Employees

     Aside from our President, who devotes his full time to our company, and our directors and executive officers that donate a portion of their time to our business, we currently have only one other full-time employee who works as an assistant to Mr. Kurtanjek. We will also be dependent upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

ITEM 1A.  RISK FACTORS

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Because we are neither an accelerated filer nor a large accelerated filer, we have elected not to provide the disclosure required by this item.

ITEM 2.  DESCRIPTION OF PROPERTY

     Location and Access

     The Cerro Blanco property is located approximately 39 kilometers, or approximately 24 miles, west of the city of Vallenar in the Atacama geographic region (Region III) of northern Chile and southwest of the Cerro Rodeo Mining District. Access to the property is as follows: The main Ruta 5, the PanAmerican Highway, runs north from Santiago for approximately 625 kilometers to Vallenar; from there a paved road runs west toward the Port of Huasco for a distance of 22 kilometers to the village of Nicolasa; at Nicolasa a municipally maintained dirt road runs approximately 14 kilometers southwest to the property. Management believes access to the property is adequate to accommodate the type of vehicles and traffic during the exploration stage on the property. Improvements to the dirt road will be required for the development and production stages. These improvements will include widening of the road and topping it with gravel. Management believes adequate supplies of bedrock and gravel are available for this purpose, although it currently has no arrangements or agreements to provide either the improvement services or
supplies.   The area is served by a regional airport at Vallenar.

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

     Title Status and Exploration Rights

     Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. Tax payments are due in March and payments for 2005, and 2006 were approximately $17,961, and $19,812, respectively. We have converted our existing exploration licenses into thirty-three exploitation licenses in the current tax year which will increase the tax payable. The tax payment for March

2007 was approximately $50,000 based upon the status of the mining concessions and the currency exchange rate at that time.

     The Chilean mining code does not convey surface rights to owners of the mining concessions. However, the owners of mining concessions are entitled to the establishment of the necessary easements for mining exploration and exploitation. The surface lands are subject to the burden of being occupied, to the extent required by mining operations, by ore yards and dumps, slag and tailings, ore extraction and benefaction plants, electric substations and communications lines, canals, reservoirs, piping, housing, construction and supplementary works, and to the encumbrance of transit and of being occupied by roads, railways, piping, tunnels, inclined planes, cableways, conveyor belts and all other means used to connect the operations of the concession with public roads, benefaction facilities, railroad stations, shipping ports, and consumer centers. The establishment of these easements, the exercise thereof, and the compensation therefore, are to be agreed upon either between the concession owner and the surface owner, or are established by court decision under a special brief procedure contemplated by the law.

     The surface rights are owned by Agrosuper, a large Chilean agricultural concern, and we are negotiating with the attorney who represents the company to either sell outright the surface rights to us or negotiate an easement and right of way with us. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

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

     In November and December 2000 a further study was commissioned by Dorado Recursos Minerales Chile S.A. to supervise the collection of a second bulk sample of 25 tons for metallurgical testing. Also during this program the Cerro Blanco area was geologically re-mapped. In August 2001, ownership of the property was transferred to Kinrade Resources Limited. Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract. In the fall of 2003 ownership of the property passed to Compania Minera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation. The purchase was completed in September 2005.

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

     Exploration Plans

     During 2006, we undertook two separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007, we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco. The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west. Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing has been carried out in respect of rock mechanics for mine planning purposes.

     Planning and execution of the drilling campaign was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2 concentrate from conventional flotation. After an extensive evaluation of historic data, our contract geologists devised and are now utilizing an ore ranking system, MR1 ("Mine Rank 1") through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications. Data from the latest drilling campaign was input into a geological model and this model, together with ongoing technical work, will be integrated into a resource model.

     Titanium mineralization starts at surface and extends over long intercepts with both attributes offering the potential for low mining costs. We believe we have good results in the central portion of the main zone of Cerro Blanco, as well as significant potential for further resource development to the south and south-west areas of the property.

     During 2007, the Company's geological team undertook and extensive geochemical sampling program at the Eli prospect. Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1100 meters by 900 meters. These were sent for chemical assay, and good surface expression was noted throughout. Samples showed good mineralization with TiO2 grades in the range 1.0% to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2 respectively. As a result, in early 2008, the Company has built a 12 kilometer, 5 meter wide access road to and around the Eli prospect. Subject to the availability of funds, a diamond drill program is planned at Eli to gain more information about the mineralization, and assess the resource potential for future geological and metallurgical testwork.

     We are expecting to receive, in the near future, the results of our pre-feasibility study from AMEC-Cade, an internationally recognized engineering contractor. Based on preliminary discussions, we expect the results of the study to support our internal assessments of the project.

     A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a final feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year's planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure includes a 20 per cent contingency but excludes general and administrative expenses. As of December 31, 2007, our cash position was $2,678,652. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so. Our business plan remains to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions. If this exploration program is unsuccessful, we will be unable to continue operations.

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

     INTRUSIVE: a volume of igneous rock that was injected, while still molten, and crystallized within the earth's crust.

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

     Metric Conversion Table

     For ease of reference, the following conversion factors are provided:

     Metric Share    U.S. Measure       U.S. Measure    Metric Share
     ------------    ------------       ------------    ------------
     1 hectare.......2.471 acres        1 acre..........0.4047 hectares
     1 meter.........3.2881 feet        1 foot..........0.3048 meters
     1 kilometer.....0.621 miles        1 mile..........1.609 kilometers
     1 tonne.........1.102 short tons   1 short ton.....0.907 tonnes

ITEM 3.  LEGAL PROCEEDINGS

     We received a Cease Trade Order in British Columbia (the "Order") from the British Columbia Securities Commission (the "BCSC") dated January 16, 2008. As White Mountain is not a reporting issuer in Canada and its shares do not trade on any Canadian exchange, we instructed the Company's Canadian legal counsel to contact the BCSC to discuss the Order and prepare an appropriate response. We understand from counsel that the basis of the Order is that on May 22, 2007, the Company announced an internally prepared mineral resource estimate on its Cerro Blanco titanium project (the "Project") in Chile without filing a technical report in compliance with Canadian Securities Administrator's National Instrument 43-101 ("NI 43-101") within 45 days of the announcement. NI 43-101 applies to issuers with a significant connection to Canada and requires disclosure with regard to resources to be supported by a technical report prepared in a prescribed manner. We understand that the BCSC maintains that the filing of a NI 43-101 report is required regardless of reporting issuer status within British Columbia.

     To provide investors with an independent resource estimate and in deference to proposed new provincial legislation, BC Instrument 51-509, which if enacted would require OTCBB listed issuers with a significant connection to British Columbia to file with the BCSC as if they were fully reporting in the province, the Company engaged the independent, qualified person who authored a previous NI 43-101 report on the Project in 2005 to prepare an update of the report including his own estimate of current resources. This report was filed with the BCSC on February 29, 2007. We anticipate that the Order will be rescinded in the near future.

     From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2007.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our common stock is quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol "WMTM." The table below sets forth for the periods indicated the range of the high and low bid information as reported by a brokerage firm and/or as reported on the Internet. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                         Quarter        High           Low
                         -------        ----           ---
     FISCAL YEAR ENDED
     DECEMBER 31, 2006   First          $1.10          $0.70
                         Second         $0.90          $0.63
                         Third          $0.84          $0.58
                         Fourth         $1.01          $0.31

     FISCAL YEAR ENDED
     DECEMBER 31, 2007   First          $0.70          $0.41
                         Second         $0.61          $0.49
                         Third          $0.66          $0.40
                         Fourth         $1.45          $0.51

Holders

     At March 18, 2008, we had approximately 100 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

Dividends

     We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant

     We currently have outstanding a class of preferred stock designated as Series A Convertible Preferred Stock. The holders of these preferred shares are entitled to any dividends paid and distributions made to the holders of our common stock to the same extent as if these holders of preferred shares had converted the preferred shares into common stock and had held such shares of common stock on the record date for the particular dividends and distributions.

Securities Authorized for Issuance under Equity Compensation Plans

     See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" regarding information about our equity compensation plans.

Purchases of Equity Securities

     We have no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

     During the year, after discussions with our auditors, we reevaluated our accounting for certain items to ensure that we were fully compliant with generally accepted accounting policies for a company at our stage of development. For example, in accordance with EITF 04-2, it was determined that it would be appropriate to capitalize the acquisition costs of our property due to the advances made during the year, where these costs had been expensed in previous years. Accordingly, balance sheet for 2006 saw an increase in assets of $650,000 and the reported deficit decreased by the same amount. Similarly, it was determined that stock based compensation for the previous years should be allocated to the underlying expense category where the expense for the individual concerned was recorded. Accordingly, consulting fees, directors and officers consulting fees, and management fees are restated for 2006 in the
discussion below.   The aggregate loss for 2006 is unchanged.

     We recorded a loss for the year ended December 31, 2007, of $3,921,817 ($0.19 per weighted average common share outstanding) compared to a loss of $2,184,843 ($0.10 per weighted average common share outstanding) for 2006.
This 79% increase in loss in the current year is attributable primarily to increased stock based compensation, both through the issuance of stock options and through stock issuances. During the year, we caused our compensation committee to review the compensation structure of the company as a whole, and determined that we significantly lagged the market in all areas, and have done so historically. Given the critical stage of the company's development, we considered that it would be detrimental to the company and its shareholders to loose any of our management or consultants to competitors. Accordingly we issued stock options and shares where we were not able to issue stock options, as an alternative to significantly increasing cash compensation. We refer the reader to note 7 b) and d) of the financials for the details of stock based compensation and the restatement noted above.

     The principal expenses were:

     * Consulting fees of $928,532 (2006 - $115,955) due to approximately $788,500 ($2006 - $24,200) of stock based compensation to external consultants and geological staff, as well as increased fees for marketing and metallurgical consulting with the addition of external consultants in those areas;

     * Consulting fees - directors and officers of $1,231,327 (2006 - $218,183) due to $1,001,700 (2006 - $35,700) of stock based compensation due to options and share issuances;

     * Exploration of $571,090 (2006 - $1.041,629) as we scaled back exploration in the first half of the year due to available funds, and subsequently emphasized consolidating the results obtained to date, commencing our engineering studies, and the acquisition of land where we located additional prospects as opposed to additional drilling;

     * Investor relations had a credit of $7,708 (2006 - $32,838) as we received a refund of $10,470 of fees paid in 2006;

     * Licenses, taxes and filing fees of $37,797 (2006 - $112,543) due to reduced regulatory filings and reduced fees in Chile;

     * Management fees of $595,350 (2006 - $96,000) due to stock based compensation of $492,750 (2006 - $nil); and

     * Professional fees of $191,331 (2006 - $319,396) due to reduced regulatory filings and significantly reduced legal fees in Chile.

     With respect to income:

     * We did not record a gain of the sale of marketable securities in 2007 as we did not hold any securities; however we had a gain of $69,064 in 2006;

     * We recorded $88,485 of interest income (2006 - $146,503) due to lower cash balances for part of 2007; and

     * We recorded a nominal $9,418 of foreign exchange gain in 2007 as opposed to an expense of $29,445 due to fluctuations in the US dollar.

Liquidity and Cash Flow

     As of December 31, 2007 we had working capital of $2,700,895 (2006 - $2,002,590) including $2,678,652 (2006 -$2,049,315) of cash and cash equivalents.  As of March 15,2008 our cash position is approximately
$2,288,950.

     We have prepared a 2008 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus road construction, engineering studies, and drilling. We anticipate that expenditures, net of interest income will be such that we have sufficient funds for up to two years of operations, excluding 2008 drilling
expenditures.   The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

     We anticipate 2008 expenditures on the engineering and marketing plans to be as follows:

                                                 Minimum        Maximum
                                               -----------    -----------
     Pre-feasibility study                     $  120,000     $  120,000
     Pilot plant program                          500,000        600,000
     Marketing                                     50,000         60,000
     Drilling of additional targets including
      the Eli claims and roadwork               1,120,000      1,120,000
     Additional claim holding costs                40,000         60,000
     Environmental compliance                     100,000        200,000
     Final feasibility study                      400,000        400,000
     Contingency                                  160,000        210,000
                                                ---------      ---------
     Total                                     $2,490,000     $2,770,000
                                                =========      =========

     We have been actively sourcing additional funds to meet or exceed the anticipated expenditures above. We believe that the prospects are such that we will be able to raise sufficient funds; however there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common shares.

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

Off-Balance Sheet Arrangements

     During the year ended December 31, 2007, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

     In July 2005, we entered into an agreement with Rubicon to provide $5,000,000 in equity funding. In September 2005, we amended the agreement to add Phelps Dodge to the agreement and to satisfy a $500,000 final payment on our Cerro Blanco rutile property. The agreement with these parties provides for liquidated damages if we did not meet certain requirements, including the filing and effectiveness of a registration statement, and the filing of a prospectus in Canada. We were required under the agreement to obtain effectiveness of the registration statement and the filing of the prospectus in Canada by January 31, 2006, which deadline was not met. In May 2006 the Company amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006, and eliminating the Canadian filing requirement. These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments to these persons. Rubicon subsequently agreed not to require registration of the 400,000 shares issued to it. A similar agreement
is being sought from Phelps Dodge, but has not yet been received.   If the
Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006, equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable. As of June 30, 2006, the Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2007, 2006 and 2005
(US Funds)



Index                                                                  Page
-----                                                                  ----
Report of Independent Registered Public Accounting Firm                  19

Consolidated Financial Statements

  Consolidated Balance Sheets                                            20

  Consolidated Statements of Operations                                  21

  Consolidated Statements of Cash Flows                                  22

  Consolidated Statements of Stockholders' Equity (Deficit)         23 - 24

Notes to Consolidated Financial Statements                          25 - 41

Smythe Ratcliffe
     Chartered Accountants

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF
WHITE MOUNTAIN TITANIUM CORP.
(An Exploration Stage Company)

We have audited the consolidated balance sheets of White Mountain Titanium Corporation (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2007, 2006 and 2005, and the cumulative period from inception (November 13, 2001) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, and for the cumulative period from inception (November 13, 2001) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern. Management plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for acquisition costs of mineral properties.


(signed) "Smythe Ratcliffe, LLP"

Chartered Accountants

Vancouver, Canada
March 27, 2008

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)
                                                            December 31,
                                                      2007            2006
                                                  -------------   -------------
                                                               (restated Note 3)
Assets

Current
  Cash and cash equivalents                       $   2,678,652   $   2,049,315
  Prepaid expenses                                       51,687          34,059
  Receivables                                            39,953          28,787
                                                   ------------    ------------
Total Current Assets                                  2,770,292       2,112,161
Property and Equipment (Note 5)                          58,466          56,671
Mineral Properties (Note 6)                             651,950         650,000
                                                   ------------    ------------
Total Assets                                      $   3,480,708   $   2,818,832
                                                   ============    ============

Liabilities

Current
  Accounts payable and accrued liabilities        $      69,397   $     109,571
                                                   ------------    ------------
Total Current Liabilities and Total Liabilities          69,397         109,571

Stockholders' Equity

Preferred Stock and Paid-in Capital in Excess
 of $0.001 Par Value (Note 7)
   20,000,000 shares authorized
   625,000 (2006 - 6,875,000) shares issued
    and outstanding                                     500,000       5,500,000

Common Stock and Paid-in Capital in Excess
 of $0.001 Par Value (Note 7)
   100,000,000 shares authorized
   29,189,133 (2006 - 16,269,133) shares issued
    and outstanding                                  15,918,522       6,294,655

Deficit Accumulated During the Exploration Stage    (13,007,211)     (9,085,394)
                                                   ------------    ------------
Total Stockholders' Equity                            3,411,311       2,709,261
                                                   ------------    ------------
Total Liabilities and Stockholders' Equity        $   3,480,708   $   2,818,832
                                                   ============    ============

                                    20
See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

                                                                                      Cumulative Period
                                                                                       From Inception
                                                                                        (November 13,
                                                                                        2001) through
                                                    Years Ended December 31,            December 31,
                                               2007           2006           2005           2007
                                           ------------   ------------   ------------   ------------
Expenses
  Advertising and promotion                $    65,757    $     42,738   $      4,522   $    142,794
  Amortization                                   22,824         17,540         12,866         55,814
  Bank charges and interest                       5,754          4,296          3,656         17,106
  Consulting fees (Note 7(d))                   928,532        115,955        192,774      1,755,777
  Consulting fees - directors and officers
   (Note 7(d))                                1,231,327        218,183        399,360      2,522,904
  Exploration (Note 6)                          571,090      1,041,629        475,649      2,596,957
  Filing fees                                       250         27,463          4,718         45,297
  Insurance                                      44,711         58,693         24,609        128,013
  Investor relations                             (7,708)        32,838         29,693         68,989
  Licenses, taxes and filing fees                37,797        112,543         52,603        279,365
  Management fees (Note 7(d))                   595,350         96,000        565,840      1,257,190
  Office                                         30,086         26,089         40,844        108,627
  Professional fees                             191,331        319,396        383,644      1,125,017
  Rent                                           86,827         65,498         22,038        215,748
  Telephone                                      28,266         13,490          4,778         51,526
  Transfer agent fees                               950          4,155          1,734          8,869
  Travel and vehicle                            189,182        176,450        177,196        704,105
                                            -----------    -----------    -----------    -----------
Loss Before Other Items                      (4,022,326)    (2,372,956)    (2,396,524)   (11,084,098)
Gain on Sale of Marketable Securities              -            69,064         18,153         87,217
Adjustment to Market for Marketable
  Securities                                       -              -           (11,610)       (67,922)
Foreign Exchange                                  9,418        (29,445)         4,697        (21,218)
Interest Income                                  88,485        146,503         72,330        307,318
Dividend Income                                   2,606          1,991           -             4,597
Financing Agreement Penalty (Note 7(a))            -              -          (330,000)      (330,000)
                                            -----------    -----------    -----------    -----------
Net Loss for Year                            (3,921,817)    (2,184,843)    (2,642,954)   (11,104,106)
  Preferred stock dividends (Note 7(a))            -              -        (1,537,500)    (1,537,500)
                                            -----------    -----------    -----------    -----------
Net Loss Available for Distribution        $ (3,921,817)  $ (2,184,843)  $ (4,180,454)  $(12,641,606)
                                            ===========    ===========    ===========    ===========

Loss Per Share (Note 8)                    $      (0.19)  $      (0.10)  $      (0.19)
                                            ===========    ===========    ===========
Weighted Average Number of Shares of
Common Stock Outstanding                     19,713,626     16,118,545     15,624,575
                                            ===========    ===========    ===========

                                    21
See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

                                                                                           Cumulative Period
                                                                                            From Inception
                                                                                             (November 13,
                                                                                             2001) through
                                                         Years Ended December 31,            December 31,
                                                   2007            2006           2005           2007
                                               ------------    ------------   ------------   ------------
Operating Activities
  Net loss for year                            $ (3,921,817)   $ (2,184,843)  $ (2,642,954)  $(11,104,103)
  Items not involving cash
     Amortization                                    22,824          17,540         12,866         55,814
     Stock-based compensation (Note 7(d))           718,184          59,896        688,920      2,118,750
     Common stock issued for services             1,565,000            -           115,200      1,957,630
     Financing agreement penalty (Note 7(a))           -               -           330,000        330,000
     Adjustment to market on marketable
       securities                                      -               -            11,610         67,922
     Gain on sale of marketable securities             -            (69,064)       (18,153)       (87,217)
     Non-cash resource property expenditures           -               -              -           600,000
  Changes in Non-Cash Working Capital
     Receivables                                    (11,166)        (16,676)        (9,920)       (39,953)
     Marketable securities                             -             75,884         37,414         19,295
     Accounts payable and accrued liabilities       (40,174)         73,793          3,757         69,397
     Loan payable                                      -               -              -              -
     Prepaid expenses                               (17,629)         (8,737)         3,755        (51,687)
                                                -----------    ------------    -----------    -----------
Cash Used in Operating Activities                (1,684,778)     (2,052,207)    (1,467,505)    (6,064,152)
                                                -----------    ------------    -----------    -----------
Investing Activities
  Addition to property and equipment                (24,619)        (14,890)       (55,675)      (114,280)
  Addition to mineral property                       (1,950)           -              -          (651,950)
                                                -----------    ------------    -----------    -----------
Cash Used in Investing Activities                   (26,569)        (14,890)       (55,675)      (766,230)
                                                -----------    ------------    -----------    -----------
Financing Activities
  Repayment of long-term debt                          -               -              -          (100,000)
  Issuance of preferred stock                          -               -         5,000,000      5,000,000
  Issuance of common stock                        2,340,684            -           339,000      4,377,863
  Stock subscriptions received                         -               -              -           120,000
  Stock subscriptions receivable                       -               -              -           111,000
  Working capital acquired on acquisition              -               -              -               171
                                                -----------    ------------    -----------    -----------
Cash Provided by Financing Activities             2,340,684            -         5,339,000      9,509,034
                                                -----------    ------------    -----------    -----------
Inflow (Outflow) of Cash and Cash  Equivalents      629,337      (2,067,097)     3,815,820      2,678,652
Cash and Cash Equivalents,
  Beginning of Year                               2,049,315       4,116,412        300,592           -
                                                -----------    ------------    -----------    -----------
Cash and Cash Equivalents, End of Year         $  2,678,652   $   2,049,315   $  4,116,412   $  2,678,652
                                                ===========    ============    ===========    ===========

Supplemental Cash Flow Information
     Income tax paid                           $       -      $        -      $       -      $       -
     Interest paid                             $       -      $        -      $       -      $       -

Shares Issued for
  Settlement of debt                           $       -      $     330,000   $    500,000   $    830,000
  Services                                     $  1,565,000   $        -      $    115,200   $  1,957,630

                                    22
See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Funds)

                                             Common                  Preferred
                                             Stock                   Stock
                                             and Paid-in             and Paid-in                                     Total
                                             Capital in  Shares of   Capital in  Sub-        Sub-        Accumu-     Stockholders'
                                             Excess of   Preferred   Excess of   scriptions  scriptions  lated       Equity
                                   Shares    Par value   Stock       Par Value   Receivable  Received    Deficit     (Deficit)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2002 and
inception (November 13, 2001)          -    $      -           -    $      -    $      -    $      -    $      -    $      -

Shares issued for cash
Private placements                4,040,000     404,000        -           -       (111,000)       -           -        293,000

Shares issued for services        7,211,000      72,110        -           -           -           -           -         72,110
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, prior to acquisition    11,251,000     476,110        -           -       (111,000)       -           -        365,110

Shares of accounting subsidiary
acquired on reverse takeover      1,550,000      28,368        -           -           -           -           -         28,368

Adjustment to eliminate capital
of accounting subsidiary on
reverse takeover                       -        (28,368)       -           -           -           -           -        (28,368)

Adjustment to increase capital
of accounting parent on reverse
takeover                               -        365,779        -           -           -           -           -        365,779

Excess of purchase price over
net assets acquired on
recapitalization                       -           -           -           -           -           -       (365,607)   (365,607)

Net loss for year                      -           -           -           -           -           -       (830,981)   (830,981)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2003       12,801,000     841,889        -           -       (111,000)       -     (1,196,588)   (465,699)

Shares issued for cash
Private placement                 2,358,633   1,405,180        -           -           -           -           -      1,405,180

Share subscriptions
received                               -           -           -           -           -        120,000        -        120,000

Shares issued for services          128,500     205,320        -           -           -           -           -        205,320

Receipt of subscriptions
receivable                             -           -           -           -        111,000        -           -        111,000

Stock-based compensation               -        651,750        -           -           -           -           -        651,750

Net loss for year                      -           -           -           -           -           -     (1,523,509) (1,523,509)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2004       15,288,133 $ 3,104,139        -    $      -    $      -    $   120,000 $(2,720,097)$   504,042
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

                                    23
See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Funds)

                                             Common                  Preferred
                                             Stock                   Stock
                                             and Paid-in             and Paid-in                                     Total
                                             Capital in  Shares of   Capital in  Sub-        Sub-        Accumu-     Stockholders'
                                             Excess of   Preferred   Excess of   scriptions  scriptions  lated       Equity
                                   Shares    Par value   Stock       Par Value   Receivable  Received    Deficit     (Deficit)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2004       15,288,133 $ 3,104,139        -    $      -    $      -    $   120,000 $(2,720,097)$   504,042

Preferred stock issued for cash
Private placement                      -           -      6,250,000   5,000,000        -           -           -      5,000,000

Preferred stock issued for debt        -           -        625,000     500,000        -           -           -        500,000

Shares issued for cash
Private placement                   459,000     459,000        -           -           -       (120,000)       -        339,000

Shares issued for services           82,000     115,200        -           -           -           -           -        115,200

Stock-based compensation               -        688,920        -           -           -           -           -        688,920

Beneficial conversion feature          -      1,537,500        -           -           -           -     (1,537,500)       -

Net loss for year                      -           -           -           -           -           -     (2,642,954) (2,642,954)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2005       15,829,133   5,904,759   6,875,000   5,500,000        -           -     (6,900,551)  4,504,208

Shares issued for financial
agreement (Note 11)                 440,000     330,000        -           -           -           -           -        330,000

Stock-based compensation               -         59,896        -           -           -           -           -         59,896

Net loss for year                      -           -           -           -           -           -     (2,184,843) (2,184,843)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2006       16,269,133   6,294,655   6,875,000   5,500,000        -           -     (9,085,394)  2,709,261

Stock-based compensation               -        718,184        -           -           -           -           -        718,184

Shares issued for cash
Private placement                 5,070,000   2,340,683        -           -           -           -           -      2,340,683

Shares issued for services        1,600,000   1,565,000        -           -           -           -           -      1,565,000

Shares issued for conversion
of preferred stock                6,250,000   5,000,000  (6,250,000) (5,000,000)       -           -           -           -

Net loss for the year                  -           -           -           -           -           -     (3,921,817) (3,921,817)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance, December 31, 2007       29,189,133 $15,918,522     625,000 $   500,000 $      -    $      -   $(13,007,211)$ 3,411,311
                                 ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

                                    24
See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the "Company") currently has no ongoing operations. Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property ("Cerro Blanco") located in Region III of northern Chile. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

2.   GOING-CONCERN

These consolidated financial statements have been prepared by management on the basis of generally accepted accounting principles applicable to a "going-concern," which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has an accumulated deficit of $13,007,211 (2006 - $9,085,394), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going-concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going-concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If the going-concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.   RESTATEMENT

In accordance with EITF 04-2, the Company treats mineral properties as property and equipment and, accordingly, property acquisition costs are capitalized. Previously, the Company expensed mineral property acquisition costs. Accordingly, certain expenditures from prior periods have been restated.

The effects on the financial statements resulting from the balance sheet adaption of this standard are as follows:

                                                2006
                                            ------------
     Total assets, as previously stated     $  2,168,832
       Acquisition cost capitalized              650,000
                                             -----------
     Total assets, as restated              $  2,818,832
                                             ===========

     Deficit, as previously stated          $  9,735,394
       Acquisition cost capitalized             (650,000)
                                             -----------
     Deficit, as restated                   $  9,085,394
                                             ===========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of consolidation

     These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Compania Minera Rutile Resources Limitada ("Rutile") (formerly Compania Minera Royal Silver Limitada), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, a Hong Kong corporation. All significant intercompany balances and transactions have been eliminated.

(b)  Cash equivalents

     The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

(c)  Amortization

     Amortization is provided using a straight-line method based on the following estimated useful lives:

          Vehicles            - 5 years
          Office furniture    - 5 years
          Office equipment    - 5 years
          Computer equipment  - 5 years
          Field equipment     - 5 years

(d)  Exploration expenditures

     The Company is in the exploration stage of developing its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

     Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Mineral property acquisition costs are capitalized. Commercial feasibility is established in compliance with SEC Industry Guide 7, which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labor and equipment, and whether necessary mining and environmental permits can be obtained.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

(d)  Exploration expenditures (Continued)

     Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. If the estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, an impairment is recognized based upon the estimated fair value of the mining project or property. Fair value is generally based on the present value of the estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated life of the mine, recovery rates, capital requirements, remediation costs and future prices considering the Company's hedging and marketing plans.

(e)  Asset retirement obligations

     The Company recognizes a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development, or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

     It is possible that the Company's estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation, or changes in cost estimates. Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

     Although the Company has begun drilling, a reasonable estimate cannot be made at this time, therefore, no liability has been recorded.

(f)  Income taxes

     The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. There is no federal income tax due as of December 31, 2007.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)  Stock-based compensation

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS
     No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Company has elected to adopt SFAS No. 123R as at January 1, 2005, using the modified prospective method. Common stock issued for services subsequent to January 1, 2005, have been issued with a strike price equal to the fair market value on the date of issuance. Stock-based compensation is allocated to the expense category where the underlying expense is recorded.

(h)  Loss per share

     The Company accounts for loss per share in accordance with SFAS No. 128, "Earnings Per Share," which requires the Company to present basic and diluted earnings per share. The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the year presented (see Note 8).

     The Company uses the two-class method to calculate loss per share for common stock as well as preferred stock at their conversion equivalent to common stock.

     Diluted loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)  Financial instruments

     The Company classifies its marketable securities into held-to-maturity, trading or available-for-sale categories. Marketable securities that are held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in operations. Marketable securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

     The fair value of substantially all securities is determined by quoted market prices. Gains and losses on securities sold are based on the specific identification method.

     (i)  Credit risk

          The Company's financial asset that is exposed to credit risk consists primarily of cash and cash equivalents, which comprises a substantial portion of the Company's assets. To manage the risk, cash and cash equivalents are placed with major financial institutions.

     (ii) Currency risk

          The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate each quarter. The exchange rate may vary from time to time. During the year ended December 31, 2007, the Company spent $258,817,890 Chilean pesos (US $497,801) on property exploration expenditures. Required expenditures to continue the exploration process will be affected by changes in foreign currency.

(j)  Conversion of foreign currency

     The functional and reporting currency of the Company and its subsidiaries is the US dollar. The Company's Chilean operations are re-measured into US dollars as follows:

     *    Monetary assets and liabilities, at year-end rates;
     *    All other assets and liabilities, at historical rates; and
     * Revenue and expense items, at the average rate of exchange prevailing during each quarter.

     Exchange gains and losses arising from these transactions are reflected in operations for the year.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Accordingly, actual results could differ from those estimates and could impact the future results of operations and cash flows.

     Significant areas requiring the use of estimates relate to the rates for amortization, determining the variables used in calculating the fair value of stock-based compensation expense, valuation allowance for future income tax assets and asset retirement obligations.

(l)  Recently enacted accounting standards

     (i) In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company's mark-to-model value. Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. There is no impact on the Company's financial statements

     (ii) In February 2007, the FASB issued SFAS 159, "Fair Value Option for Financial Assets and Financial Liabilities." The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company expects that this new pronouncement will have no impact on the Company's financial statements.

    (iii) In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. There is no impact on the Company's financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

4.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)  Recently enacted accounting standards (Continued)

     (iv) In December 2007, the FASB issued SFAS No. 160, "Non-controlling interests in Consolidated Financial Statements, an Amendment of ARB No. 51" (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

     (v) SFAS 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. There is no impact on the Company's financial statements.

     (vi) On July 13, 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. There is no impact on the Company's financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

5.   PROPERTY AND EQUIPMENT

                                           2007
                          --------------------------------------
                                       Accumulated
                             Cost      Amortization      Net
                          ----------   ------------   ----------
     Vehicles             $   42,549    $   10,226    $   32,323
     Office furniture          2,704           860         1,844
     Office equipment          5,417         1,442         3,975
     Computer equipment        7,553         2,121         5,432
     Computer software         1,142           207           935
     Field equipment          23,085         9,128        13,957
                           ---------     ---------     ---------
                          $   82,450    $   23,984    $   58,466
                           =========     =========     =========


                                           2006
                          --------------------------------------
                                       Accumulated
                             Cost      Amortization      Net
                          ----------   ------------   ----------
     Vehicles             $   38,738    $   16,158    $   22,580
     Office furniture          5,927         1,439         4,488
     Office equipment          4,422         1,027         3,395
     Computer equipment       11,072           659        10,413
     Field equipment          23,402         7,607        15,795
                           ---------     ---------     ---------
                          $   83,561    $   26,890    $   56,671
                           =========     =========     =========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

6.   MINERAL PROPERTY AGREEMENTS

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, Rutile, entered into a purchase agreement with Compania Contractual Mineral
Ojos del Salado ("Ojos del Salado"), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions totalling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase was $650,000 comprised of staged payments as set out below:

       (i)  $50,000 within 30 days from execution of the agreement (paid);
      (ii)  $50,000 on March 4, 2004 (paid);
     (iii)  $50,000 on September 5, 2004 (paid); and
      (iv)  $500,000 on September 4, 2005 (paid).

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL ("Dorado") on March 17, 2000. Under that agreement, Dorado purchased the mining exploitation concessions from Ojos del Salado for US $1,000,000, of which US $350,000 was paid. A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado. On September 5, 2003, Rutile assumed Dorado's obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequent, ambiguous conveyance history characteristic of mineral properties. The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing.

                                                Years Ended December 31,
                                            2007         2006         2005
                                         -----------  -----------  -----------
     Assaying                            $    70,671  $    75,741  $    89,222
     Concession fees                          43,148       20,632        2,060
     Drilling                                   -         325,021         -
     Environmental                            10,792         -          47,098
     Equipment rental                         16,560       28,048       31,200
     Geological consulting fees              260,811      368,218      265,286
     Maps and miscellaneous                   75,922      109,616        1,056
     Metallurgy                                5,766        5,441         -
     Site costs                               71,977       84,075       36,655
     Transportation                           15,443       24,837        3,072
                                          ----------   ----------   ----------
     Exploration expenditures for year   $   571,090  $ 1,041,629  $   475,649
                                          ==========   ==========   ==========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

7.   CAPITAL STOCK

(a)  Preferred stock

     The Company's authorized preferred stock with a par value of $0.001 is 20,000,000 shares. Each share of preferred stock has such rights, preferences and designations and will be issued in such series as determined by the Board of Directors.

     During the year ended December 31, 2005, the Company designated and issued Series A Convertible Stock with a par value of US $0.001 per share. Each share of preferred stock is convertible into one common share of common stock at any time at the holder's option. The preferred stock is unlisted, non-retractable and non-redeemable. The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which they are convertible. The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders.

     Pursuant to the issuance of 6,875,000 shares of preferred stock in 2005, the Company was required to reach certain milestones including filing a registration statement relating to the common stock that would be issued on conversion of the preferred stock into common stock. Failure to meet these milestones would cause the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company failed to meet the requirements. On May 5, 2006, the Company reached an agreement with the preferred stockholders to settle damages incurred related to breaching these milestones and deferred the period by when the registration must become effective to September 30, 2006. To settle this penalty, the Company agreed to issue 440,000 registered shares of common stock at a price of $0.75 each representing the fair market value at the date of settlement, for a total of $330,000. The Company treated the liquidating damages of the above transaction as a separate instrument and estimated its value at December 31, 2005, to be $330,000, being the Company's estimate of the total penalty it would pay. During 2006, this liability was settled through the issuance of common stock.

     During the year ended December 31, 2007, the holder of 6,250,000 shares of preferred stock elected to sell its position to new investors. The new investors purchased and received shares of common stock that resulted from the conversion of the preferred stock into 6,250,000 shares of common stock. Accordingly, the value of those shares of preferred stock was transferred to common share equity.

     No additional preferred stock was issued during the year ended December 31, 2007.

(b)  Common stock

     The Company's authorized common stock with a par value of $0.001 is 100,000,000 shares.

     During the year ended December 31, 2006, the Company issued 440,000 shares of common stock at a fair value of $330,000 in settlement of the penalty described in Note 11.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

7.   CAPITAL STOCK (Continued)

(b)  Common stock (Continued)

     During the year ended December 31, 2007, the Company:

     (i) completed an offering of 5,070,000 units at a price of $0.50 per unit for total gross proceeds of $2,535,000. Each unit consisted of one share of common stock and one common stock purchase warrant exercisable at $0.60 until August 10, 2010. Share issuance costs for the private placement consist of cash payments of $194,317 and issuance of 77,600 warrants at an exercise price of $0.60, to give net proceeds of $2,340,683;

     (ii) issued 700,000 shares of common stock to management, employees, and consultants for past services at $0.50 per share of common stock, the market value at the time of signing the agreement. These costs have been expensed as management and consulting fees. An additional 700,000 warrants were issued exercisable on the same terms as in note
          (i) above, and were recorded at fair value using the Black-Scholes option pricing model;

    (iii) issued 6,250,000 shares of common stock upon the conversion of 6,250,000 shares of preferred stock as described in Note 7(a); and

     (iv) issued 900,000 shares of common stock to management, employees and consultants for services at $1.35 each, the market value at the time of signing the agreement. These costs have been expensed as management and consulting fees.

(c)  Stock options

     During the year ended December 31, 2005, the Company adopted a formal stock option plan that covers its employees, directors, officers and consultants. Options granted under this plan are for five years and are subject to a vesting schedule as determined by the board at the time of grant.

     During the year ended December 31, 2006, 350,000 stock options were granted at an exercise price of $1.25 each. These options were partially vested as at December 31, 2006.

     During the year ended December 31, 2007, 1,325,000 stock options were granted at an exercise price of $0.50. These options were fully vested as at December 31, 2007. In addition, all partially vested stock options previously granted fully vested during 2007 and terms of certain options were extended as follows:

     (i) 600,000 options were re-priced from an exercise price of $0.60 each to $0.50 each and were extended from an expiry date of May 31, 2009, to May 31, 2011

     (ii) 400,000 options were re-priced from an exercise price of $1.00 each to $0.50 each and were extended from an expiry date of January 31, 2008, to January 31, 2011;

    (iii) 200,000 options were re-priced from an exercise price of $1.25 each to $0.50 each and were extended from an expiry date of August 1, 2009, to August 1, 2011; and

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

7.   CAPITAL STOCK (Continued)

(c)       Stock options (Continued)

     (iv) 350,000 options were re-priced from an exercise price of $1.25 each to $0.50 each and were extended from an expiry date of August 31, 2009, to August 31, 2011.

                                                 Years Ended December 31,
                                               2007                    2006
                                       ---------------------   ---------------------
                                                    Weighted                Weighted
                                                    Average                 Average
                                       Number       Exercise   Number       Exercise
                                       of Shares    Price      of Shares    Price
                                       ----------   --------   ---------    --------
     Outstanding - beginning of year    1,650,000    $ 0.50    1,300,000     $ 0.93
     Granted                            1,325,000    $ 0.50      350,000     $ 1.25
                                        ---------     -----    ---------      -----
     Outstanding - end of year          2,975,000    $ 0.50    1,650,000     $ 1.00
                                        =========     =====    =========      =====
     Exercisable - end of year          2,975,000    $ 0.50    1,430,375     $ 1.00
                                        =========     =====    =========      =====

     As at December 31, 2007 and 2006, the following director and consultant stock options were outstanding:

                         Exercise      Years Ended December 31,
     Expiry Date         Price           2007           2006
     -----------         --------     ----------     ----------
     January 31, 2008     $ 1.00            -           400,000
     May 31, 2009         $ 0.60            -           600,000
     August 1, 2009       $ 2.00         100,000        100,000
     August 1, 2009       $ 1.25            -           200,000
     April 5, 2010        $ 0.50         250,000           -
     January 31, 2011     $ 0.50         400,000           -
     August 31, 2011      $ 1.25            -           350,000
     May 31, 2011         $ 0.50         600,000           -
     August 1, 2011       $ 0.50         200,000           -
     August 31, 2011      $ 0.50         350,000           -
     August 31, 2012      $ 0.50       1,075,000           -
                                      ----------     ----------
                                       2,975,000      1,650,000
                                      ==========     ==========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

7.   CAPITAL STOCK (Continued)

(c)  Stock options (Continued)

     The shares under option at December 31, 2007, were in the following exercise price ranges:

                              Options Outstanding and Exercisable
                      ---------------------------------------------------
                                                            Weighted
                      Weighted                              Average
                      Average    Number of      Aggregate   Remaining
                      Exercise   Shares         Intrinsic   Contractual
     Exercise Price   Price      Under Option   Value       Life in Years
     --------------   --------   ------------   ---------   -------------

     $0.50             $ 0.50     2,875,000      $ 0.00        3.78
     $2.00             $ 2.00       100,000      $ 0.00        1.59
                                  ---------
                       $ 0.55     2,975,000      $ 0.00        3.71
                                  =========

(d)  Stock-based compensation

     During the year ended December 31, 2007, the total stock-based compensation recognized under the fair value method for management and consulting fees was $718,184 (2006 - $59,896; 2005 - $688,920) using the
     Black-Scholes option pricing model (Note 4 (g)). Included in the above total is stock-based compensation of $183,269 (2006 - $nil; 2005 - $nil) incurred as a result of the issuance of warrants (see note 7(b)(ii)), $455,290 (2006 - $59,896; 2005 - $688,920) incurred as a result of options granted during the year and $79,625 (2006 - $nil; 2005 - $nil) incurred as a result of re-pricing and of previously unvested issued stock options.

     During 2007, stock-based compensation was reallocated in the statement of operations to the underlying expense account and, accordingly, stock-based compensation for prior periods have also been reallocated to conform to this year's presentation.
                                                                       Prior
                                    2007        2006        2005      Periods
                                 ----------  ----------  ----------  ----------
     Consulting fees -
       directors and officers    $  359,227  $   35,683  $  171,360  $  510,000
     Consulting fees                248,507      24,213        -        141,750
     Management fees                110,450        -        517,560        -
                                  ---------   ---------   ---------   ---------
     Compensation - options      $  718,184  $   59,896  $  688,920  $  651,750
                                  =========   =========   =========   =========

     The following assumptions were used for the Black-Scholes option pricing model valuation of stock options granted:

                                  Years Ended December 31,
                                2007        2006        2005
                              --------    --------    --------
     Expected life (years)      3 - 5       3 - 4       3 - 4
     Interest rate              4.40%       3.98%       3.45%
     Volatility                88.79%      83.83%     165.00%
     Dividend yield             0.00%       0.00%       0.00%

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

7.   CAPITAL STOCK (Continued)

(e)  Share purchase warrants

     Details of stock purchase warrant activity is as follows:

     Years Ended December 31,
     2007 2006
                                           Weighted              Weighted
                                           Average               Average
                                Number     Exercise   Number     Exercise
                                of Shares  Price      of Shares  Price
                                ---------  --------   ---------  --------
Outstanding - beginning of year 7,175,000   $ 0.50    9,533,633   $ 1.32
Issued                          5,847,600   $ 0.60         -      $ 0.00
Expired                              -      $ 0.00   (2,358,633)  $ 1.50
                               ----------             ---------
Outstanding and exercisable
  - end of year                13,022,600   $ 0.54    7,175,000   $ 1.25
                               ==========             =========

During the year, 7,175,000 warrants had their exercise price reduced from $1.25 each to $0.50 each due to anti-dilution provisions, which were triggered by the private placement at $0.50 per unit. See Notes 7(b) and (d).

As at December 31, 2007, the following share purchase warrants were outstanding:

                                          Years ended
                      Exercise            December 31,
Expiry Date           Price           2007           2006
-----------           --------     ----------     ----------
July 11, 2009          $ 0.50       6,550,000      6,550,000
September 7, 2009      $ 0.50         625,000        625,000
August 10, 2010        $ 0.60       5,847,600           -
                                  -----------     ----------
                                   13,022,600      7,175,000
                                  ===========     ==========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

8.   LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the years presented:

                                               Years Ended December 31,
                                         2007            2006            2005
                                     ------------    ------------    ------------
Net loss for year                    $ (3,921,817)   $ (2,184,843)   $ (2,642,954)
Preferred stock dividends                    -               -         (1,537,500)
                                      -----------     -----------     -----------
Net loss available for distribution  $ (3,921,817)   $ (2,184,843)   $ (4,180,454)
                                      ===========     ===========     ===========

Allocation of undistributed loss
  Preferred shares (2.10%;
  2006 - 29.71%; 2005 - 30.28%)      $    (82,214)   $   (649,011)   $ (1,265,876)

  Common shares (97.90%;
  2006 - 70.29%; 2005 - 69.72%)        (3,839,603)     (1,535,832)     (2,914,578)
                                      -----------     -----------     -----------
                                     $ (3,921,817)   $ (2,184,843)   $ (4,180,454)
                                      ===========     ===========     ===========
Basic loss per share amounts
  Distributed amounts
    Preferred stock                  $       -       $       -       $     (0.22)
    Common stock                     $       -       $       -       $       -
  Undistributed amounts
    Loss per preferred share         $     (0.02)    $     (0.09)    $     (0.31)
    Loss per common share            $     (0.19)    $     (0.10)    $     (0.19)

Weighted average number of shares:

                                                    Years Ended December 31,
                                                 2007         2006         2005
                                              ----------   ----------   ----------
Share allocation for distributed amounts
  Preferred stock (common stock equivalent)      625,000    6,875,000    6,875,000
  Common stock                                29,189,133   16,269,133   15,829,133

Weighted average number of shares for
 undistributed amounts
    Preferred stock (common stock equivalent)  5,299,658    6,875,000    4,034,675
    Common stock                              19,713,626   16,118,545   15,624,675

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

9.   INCOME TAXES

Income tax provisions are determined as follows:

                                     2007          2006           2005
                                 ------------  ------------   ------------
Income tax benefit computed at
 statutory tax rate              $ (1,372,636) $   (764,695)  $   (925,034)
Amortization                            7,988         6,139          4,503
Stock-based-compensation              251,364        20,964        241,122
Unrecognized tax losses             1,113,284       737,592        679,409
                                  -----------   -----------   ------------
                                 $       -     $       -     $        -
                                  ===========   ===========   ============

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35%. The components of the net deferred income tax assets are approximately as follows:

                                             Years Ended December 31,
                                        2007           2006           2005
                                    ------------   ------------   ------------
Deferred income tax assets
  Net operating losses and credit
    carry-forwards                  $  2,502,178   $  1,388,895   $  1,168,850
                                     -----------    -----------    -----------
Deferred tax assets                    2,502,178      1,388,895      1,168,850
Valuation allowance                   (2,502,178)    (1,388,895)    (1,168,850)
                                     -----------    -----------    -----------
                                    $       -      $       -      $       -
                                     ===========    ===========    ===========

The valuation allowance reflects the Company's estimate that the tax assets more likely than not will not be realized.

The Company has estimated net operating losses that may be carried forward to apply against future years' income for US tax purposes. These losses expire as follows:

     Available to          Amount
     ------------        ----------
       2018             $     9,336
       2019                  10,270
       2020                   1,704
       2021                   4,574
       2022                   1,200
       2023                  22,201
       2024                 555,336
       2025               1,101,371
       2026               2,262,279
       2027               3,180,809
                         ----------
                        $ 7,149,080
                         ==========

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006
(US Funds)

10.  RELATED PARTY TRANSACTIONS

                                          2007        2006        2005
                                        ---------   ---------   ---------
     Advances for expenses outstanding
      at year end                       $    -      $  10,000   $  19,984
     Consulting fees                      434,993     308,576     229,879
     Management fees                      121,600      96,000      50,289
     Rent                                  22,000      15,000      10,038
                                         --------    --------    --------
                                        $ 578,593   $ 429,576   $ 310,190
                                         ========    ========    ========

Advances are made to various related parties as required for corporate purposes including travel.

Consulting fees include payments to the officers and directors of the Company for services rendered, and include payments to the President, CFO, and VP Investor Relations. Management fees and rent consist of fees paid to a company partly controlled by the CEO of the Company.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

11.  LOSS CONTINGENCY

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

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006, equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through December 31, 2007, these damages could be as much as $115,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

The Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

     We believe the internal controls we have implemented are reasonable in the circumstances given the size of the Company. Our principal weaknesses are
(i) a lack of segregation of duties due to the small size of the company; and
(ii) a reliance on key management personnel to perform such duties. We believe our management is aware of the need for strong internal controls and actively implements new controls when it is cost effective to do so.

     Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, for a company of our size, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

     During the year ended December 31, 2007, after discussions with our auditors, we reevaluated our accounting for certain items to ensure that we were fully compliant with generally accepted accounting policies for a company at our stage of development. For example, in accordance with EITF 04-2, it was determined that it would be appropriate to capitalize the acquisition costs of our property due to the advances made during the year, where these costs had been expensed in previous years. Accordingly, balance sheet for 2006 saw an increase in assets of $650,000 and the reported deficit decreased by the same amount. Similarly, it was determined that stock based compensation for the previous years should be allocated to the underlying expense category where the expense for the individual concerned was recorded. Accordingly, consulting fees, directors and officers consulting fees, and management fees are restated for 2006 and 2005. The aggregate loss for these years is unchanged.

     Other than the above, there were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

     None


                                 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

                                  Director
Name                Age  Positions Since  Employment Background
----                ---  --------- -----  -------------------
Michael P. Kurtanjek     Director  2004   Mr. Kurtanjek has served as our
                    56                    President since February 2004.  From
                                          1988 to 1995, he was a mining equity
                                          research analyst and institutional
                                          salesman with James Capel & Co. and
                                          Credit Lyonnais Lang and from 1995 to
                                          2004, a director of Grosvenor Capital
                                          Ltd., a private business consulting
                                          firm.

Howard M. Crosby    55   Director  2004   Since 1989, Mr. Crosby has been
                                          president of Crosby Enterprises,
                                          Inc., a family-owned business
                                          advisory and public relations firm.
                                          From 1994 to June 2006 he was
                                          president and a director of Cadence
                                          Resources Corporation (now Aurora Oil
                                          and Gas, Inc.), a publicly traded oil
                                          and gas company.  He has been the
                                          President and a director of Gold
                                          Crest Mines, Inc., a reporting
                                          company engaged in mining activities,
                                          since August 2006.  He is also an
                                          officer and director of High Plains
                                          Uranium, Inc., Sundance Diamonds
                                          Corporation, Dotson Exploration
                                          Company, Nevada-Comstock Mining
                                          Company (formerly Caledonia
                                          Silver-Lead Mines Company), Platinum
                                          Diversified Mining, Inc., and Tomco
                                          Energy, all of which are privately
                                          held companies.

Cesar Lopez         43   Director  2004   Mr. Lopez has been a partner of Lopez
                                          & Ashton, a legal and consulting firm
                                          primarily to mining companies, since
                                          January 2002.  From November 1995
                                          until January 2002 he was
                                          self-employed as independent legal
                                          counsel to mining companies and other
                                          clients operating in Chile.

Brian Flower        58   Director  2005   Mr. Flower has served as our Chairman
                                          since September 8, 2006.  He served
                                          as our Chief Financial Officer from
                                          February 2005 through September 8,
                                          2006.  From 1986 to 1993 he was a
                                          mining equity research analyst and
                                          investment banker with James Capel &
                                          Co. and from 1993 to 1999, Chief
                                          Financial Officer and Senior
                                          Vice-President, Corporate Development
                                          with Viceroy Resource Corporation.
                                          Since January 2000, he has provided
                                          management consulting and advisory
                                          services through two partly owned
                                          companies of which he is president,
                                          Chapelle Capital Corp. and Trio
                                          International Capital Corp.  He is
                                          also a director of Orsa Ventures
                                          Corp., Aurcana Corporation, and
                                          Pacific Wildcat Resources Corp.

Charles E. Jenkins  52   Director  2007   Mr. Jenkins has served as our CFO
                                          since September 8, 2006.  From
                                          November 2005 through August 2006
                                          Mr. Jenkins served as the
                                          Vice-President of Finance for Conor
                                          Pacific Canada, Inc., a private
                                          merchant bank.  From January 2005
                                          until September 2005, he served as
                                          Controller and Acting CFO for
                                          Metamedia Capital Corp., a
                                          magazine publishing company.  From
                                          May 2003 until December 2004
                                          Mr. Jenkins was self-employed as a
                                          consultant providing controller or
                                          CFO duties for a number of private
                                          companies.  From September 2000 until
                                          May 2003, Mr. Jenkins was employed as
                                          a manager of special projects for
                                          Canaccord Capital Corporation.  Prior
                                          to this, from August 1989 to August
                                          2000 Mr. Jenkins was employed by two
                                          brokerage houses in Vancouver and
                                          Calgary in a corporate finance
                                          capacity.

Audit and Compensation Committees

     On July 29, 2005, our board created a standing audit committee composed of the following directors: John P. Ryan, Stephanie Ashton, and Brian Flower;
Ms. Ashton and Mr. Ryan resigned as directors and ceased being members of the committee in March 2007. Howard M. Crosby was appointed to the committee in March 2007. The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor. Mr. Flower and Mr. Crosby, because of their consulting agreements with us under which they received in excess of $60,000 last year, would not be considered independent members of the audit committee.

     Also on July 29, 2005, our board created a standing compensation committee. Our compensation committee is composed of the following directors:
Howard M. Crosby and Michael Kurtanjek.

     The board has adopted a policy to compensate non-executive directors who are members of committees of the board. These persons will receive $1,000 plus expenses for attendance in person at each committee meeting. They will receive $500 for attendance at committee meetings by conference telephone. In addition, each chairman of the committee will receive $1,000 per meeting they chair.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation of the named executive officers for each of the two fiscal years ended December 31, 2007 and 2006:

                          SUMMARY COMPENSATION TABLE

                                          Stock     Option   All other
Name and                      Salary      Awards    Awards   Compensation   Total
Princiapl Position    Year    ($)          ($)       ($)         ($)         ($)
------------------    ----  -----------  --------  --------  ------------  --------
Michael P. Kurtanjek  2007  $123,500     $372,500   $58,907   $22,362(2)   $577,269
President             2006  $114,000(1)      -         -      $20,130(2)   $134,130

Charles Jenkins       2007   $61,493      $75,000  $142,357      -         $278,850
CFO                   2006   $17,717         -      $17,113      -          $34,830

Howard Crosby         2007      -         $50,000   $60,543   $78,000(3)   $188,543
Vice President        2006      -            -         -      $78,000(3)    $78,000

Brian Flower          2007      -        $372,500  $110,449  $102,400(4)   $585,349
Chairman              2006      -            -         -      $96,000(4)    $96,000

     (1) The salary for January 2006 was approved by the Board for Mr. Kurtanjek's services as President. The salary earned by Mr. Kurtanjek for the months of February through December of 2006 was paid to him pursuant to the Management Services Agreement which provides for a monthly salary of $9,500.
     (2) This amount represents the cost to us of maintaining an apartment in Chile for Mr. Kurtanjek.
     (3) This amount was paid to Crosby Enterprises under our Business Consulting Agreement with Mr. Crosby's company.
     (4) This amount was paid to Trio International Capital Corp., an entity partially owned by Mr. Flower.

     On August 18, 2005, our compensation committee recommended, and the board approved, an increase in Mr. Kurtanjek's monthly salary from $6,000 to $9,500 beginning August 1, 2005. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the agreement we agreed to pay a monthly fee of $9,500, plus reimbursable out-of-pocket expenses, which was increased to $11,400 on August 31, 2007. Either party may terminate the agreement without cause upon 120 days' written notice and at any time for cause. The agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information. On December 21, 2007, our board approved grants of 200,000 shares to Mr. Kurtanjek every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study. In addition, the board approved a bonus of 200,000 shares to Mr. Kurtanjek upon the listing of our stock on the American Stock Exchange or other senior exchange.
Mr. Kurtanjek devotes essentially all of his time to the business of our company. On May 31, 2004, we granted to him fully vested four-year common stock purchase options for 600,000 shares exercisable at $0.60 per share. On August 31, 2007, we granted him common stock purchase options for 150,000 shares exercisable at $0.50 per share; we also repriced the prior options to $0.50 per share and extended the options by three years. On August 10, 2007, we granted Mr. Kurtanjek warrants to purchase 225,000 shares at $0.60 per share.

     Effective September 8, 2006, we entered into a one-year renewable Management Services Agreement dated September 1, 2006, with Mr. Jenkins for service as a part-time Chief Financial Officer of our company. Under the agreement we have agreed to pay a monthly fee of C$5,000 per month plus Goods and Services Tax in Canada, plus reimbursable out-of-pocket expenses. As additional compensation under the agreement, we granted to him 100,000 five-year options exercisable at $1.25 per share. On August 31, 2007, the options were repriced to $0.50 per share and were fully vested. These options will be subject to the terms, definitions and provisions of our Stock Option Plan. Effective August 31, 2007, the monthly management fee payable to Mr. Jenkins was raised to US$6,000. Either party may terminate the agreement without cause upon 120 days' written notice and at any time for cause. In the event of termination upon a change of control, Mr. Jenkins will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to him; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which he is eligible; the extension of the exercise period for at least six months following such termination. The agreement also provides for maintaining the confidentiality of any proprietary information. Also effective August 31, 2007, Mr. Jenkins received a bonus for past services comprised of five-year, fully vested options to purchase 300,000 shares at $0.50 per share, 150,000 shares of common stock, and 150,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. All options have now vested. On
December 21, 2007, our board approved a bonus of 100,000 shares to Mr. Jenkins upon the listing of our stock on the American Stock Exchange or other senior exchange. Mr. Jenkins devotes approximately half of all of his time to the business of our company. On August 10, 2007, we granted
Mr. Jenkins warrants to purchase 150,000 shares at $0.60 per share.

     On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement with Crosby Enterprises, an entity controlled by Howard M. Crosby. On February 6, 2006, we renewed this agreement from January 1, 2006, through May 31, 2006, and have extended it on a month-to-month basis. Crosby Enterprises has agreed to perform financial consulting and public relations services for us. In return, we have granted to this entity options to purchase 200,000 shares of our common stock at any time through August 1, 2009. The original exercise price of the options was $1.25 per share. On August 7, 2007, we reduced the exercise price to $0.50 per share and extended the term of the options for an additional two years. In addition, we paid a monthly fee of $12,000 for the initial five-month term of the agreement; we paid a monthly fee of $6,500 during the five-month renewal period; and we have agreed to pay $6,500 per month thereafter for the services performed by Crosby Enterprises. Effective August 31, 2007, Mr. Crosby received a bonus for past services comprised of five-year, fully vested options to purchase 100,000 shares at $0.50 per share, 100,000 shares of common stock, and 100,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement and services as a director of our company. In the event of termination upon a change of control, Crosby Enterprises will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination.

     On February 10, 2005, we entered into a letter agreement with Trio International Capital Corp., a company partly owned by Brian Flower. This agreement provided that Trio, through its wholly owned subsidiary, Pacific Venture Management Ltd., would provide services to us in connection with our plans to seek listing of our stock on the Toronto Stock Exchange or other suitable senior exchange; provide and coordinate our office in Vancouver, Canada; manage our corporate functions; and provide assistance with the pre-feasibility and feasibility reports on our property in Chile. Mr. Flower devoted approximately 80% of his time to the affairs of the company under this agreement, including serving as our Chief Financial Officer from February 2005 through September 8, 2006. As compensation under the agreement, Trio received options to purchase 400,000 shares of our common stock at $1.00 per share at any time on or before January 31, 2008. On August 31, 2007, the exercise price was reduced to $0.50 per share and the term of the options was extended by three years. We also paid Trio a monthly fee of $5,250 plus Goods and Services Tax in Canada under the agreement since its inception through July 31, 2005, at which time the monthly fee was increased by the board to $8,000. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, which replaced the original agreement and provides for the furnishing of the same services as under the original letter agreement. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the new agreement we agreed to pay a monthly fee of $8,000, plus reimbursable out-of-pocket expenses. Trio has also agreed to provide office space for us for which we pay $1,250 per month. We have also allowed Trio, through one of its subsidiaries, to broker the ocean transportation services for any product produced from our Cerro
Blanco property. Either party may terminate the new agreement without cause upon 120 days' written notice and at any time for cause. In the event of termination upon a change of control, Trio will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination. The new agreement also provides for maintaining the confidentiality of any proprietary information. In September 2006, we amended the agreement to provide for Mr. Flower's services as our Chairman rather than our Chief Financial Officer with additional responsibilities for marketing, finance, corporate development and investor relations. The agreement also provides for payment of operating expenses for the company. Effective August 31, 2007, the monthly management fee payable to Trio was raised to $9,600 and the monthly office fee, to $2,000. Effective January 1, 2008, the monthly management fee was raised to $11,600.
On December 21, 2007, the Board determined that in the event that the time commitment of Mr. Flower increases beyond 80%, the base compensation payable to Trio will be increased proportionately, but not to exceed the base compensation payable to Mr. Kurtanjek. Mr. Flower receives no other compensation for serving as our Chairman, except as provided in this agreement with Trio. Also effective August 31, 2007, Trio received a bonus for past services comprised of five-year, fully vested options to purchase 150,000 shares at $0.50 per share, 225,000 shares of common stock, and 225,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share.
On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services. Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study. In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange. Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as a director of our company.

Equity Awards

     The following table sets forth certain information for the named executive officers concerning unexercised options that were outstanding as of December 31, 2007:

               Outstanding Equity Awards at Fiscal Year-End

                                        Option Awards
                      -------------------------------------------------------------
                                                  Equity
                                                  Incentive
                                                  Plan Awards:
                      Number of    Number of      Number of
                      Securities   Securities     Securities
                      Underlying   Underlying     Underlying
                      Unexercised  Unexercised    Unexercised
                      Options      Options        Unearned     Exercise  Option
                        (#)          (#)          Options      Price     Expiration
Name                  Exercisable  Unexercisable    (#)          ($)     Date
--------------------  -----------  -------------  -----------  --------  ----------
Michael P. Kurtanjek    600,000         -0-           -0-       $0.50    5/31/2011
President (Principal    150,000         -0-           -0-       $0.50    8/31/2012
Executive Officer)

Charles Jenkins         100,000         -0-           -0-       $0.50    8/31/2011
CFO                     300,000         -0-           -0-       $0.50    8/31/2012

Howard Crosby           200,000         -0-           -0-       $0.50    8/1/2011
Vice-President          100,000         -0-           -0-       $0.50    8/31/2012

Brian Flower            400,000         -0-           -0-       $0.50    1/31/2012
Chairman                150,000         -0-           -0-       $0.50    8/31/2012

     The options held by the named executive officers at year-end were granted pursuant to our existing Stock Option Plan adopted on August 30, 2005. Our shareholders approved the plan on November 10, 2006. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and to participate in the profitability of the company.

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

     In the event of the death of the option holder, the options will immediately vest and may be exercised for up to one year from the date of death. If the option holder's relationship with us is terminated for cause, the unexercised options will immediately terminate. If the option holder retires, voluntarily resigns, or is terminated for other than cause, the options will be exercisable for 90 days thereafter or for 30 days if the person was engaged in investor relations.

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

Director Compensation

     The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2007:

                          Director Compensation

                                    All Other
                     Stock Awards   Compensation   Total
Name                   ($)            ($)            ($)
-------------------  ------------   ------------   ------------
Cesar Lopez          $130,000(1)     $54,086(2)      $184,086

Stephanie Ashton(4)      -            $6,352(3)        $6,352
----------
     (1) This amount represents a stock bonus of 100,000 fully vested shares granted on December 21, 2007.
     (2) This amount represents legal fees paid to Mr. Lopez and one-half of the rent paid to Lopez and Ashton for our office in Chile. The hourly legal fees were paid in Chilean pesos at prevailing exchange rates and the rent was paid in Chilean pesos at a fixed rate of CH$552 pesos for each US$1.00.
     (3) This amount represents accounting and administrative fees paid to Ms. Ashton and one-half of the rent paid to Lopez and Ashton for our office in Chile up to the date of her resignation as a director. These fees were paid in Chilean pesos at a fixed rate of CH$552 pesos for each US$1.00.
     (4)  Ms. Ashton resigned as a director on March 9, 2007.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 18, 2008, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

                                   Amount and Nature
Name and Address                   of Beneficial         Percentage
of Beneficial Owner                Ownership (1)         of Class(2)
-------------------                -----------------     -----------

Michael P. Kurtanjek               1,700,000 (3)         5.6%
9 Church Lane
Copthorne
West Sussex, England
RH10 3PT

Howard M. Crosby                   1,249,000 (4)         4.2%
6 East Rose Street
Walla Walla, WA 99362

Cesar Lopez                        1,089,000             3.7%
Enrique Foster Sur 20, Piso 19
Las Condes, Santiago, Chile

Brian Flower                       1,350,000 (5)         4.5%
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada  V6E 4A2

Charles E. Jenkins                   700,000 (6)         2.4%
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada  V6E 4A2

Executive Officers and             5,988,000             18.5%
Directors as a Group
(5 Persons)

Rubicon Master Fund (7)            6,620,000 (8)         18.7%
c/o Rubicon Fund Management LLP
103 Mount St.
London W1K 2TJ
United Kingdom

Phelps Dodge Corporation           1,665,000 (9)         5.4%
One North Central Ave.
Phoenix, AZ 85004

Wang Kin                           1,600,000             7.0%
Block G 23 Floor
Shen Zhen 518053
Peoples Republic of China

Kin Wong                           2,000,000             6.9%
6 Bl 23 Floor
Cts Plaza Otc
Peoples Republic of China
----------
     (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 18, 2008, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
     (2) Percentage based on 29,189,133 shares of common stock outstanding as of March 18, 2008.
     (3) Includes 750,000 shares issuable pursuant to options and 225,000 stock purchase warrants .
     (4) Includes 300,000 shares issuable pursuant to options and 100,000 stock purchase warrants.
     (5) Includes 550,000 shares issuable pursuant to options and 225,000 stock purchase warrants.
     (6) Includes 150,000 shares issuable pursuant to stock purchase warrants and 400,000 shares issuable pursuant to options.
     (7) Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd., and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund.
          Paul Anthony Brewer, Vilas Gadkari and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP. Each of Rubicon
          Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, Vilas Gadkari, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, Vilas Gadkari, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon
          Master Fund.
     (8) Includes 6,250,000 shares issuable upon exercise of warrants. Notwithstanding the foregoing, the warrants may not be exercised if the holder of the security, together with its affiliates, after such exercise would hold 4.9% of the then issued and outstanding shares of our common stock.
     (9) Includes 1,000,000 shares issuable upon conversion of 625,000 Class A Convertible Preferred Shares and 625,000 shares issuable upon exercise of warrants. Notwithstanding the foregoing, the shares of the Class A Convertible Preferred Stock and warrants may not be converted or exercised if the holder of the security, together with its affiliates, after such conversion or exercise would hold 4.9% of the then issued and outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

     The following table sets forth as of the most recent fiscal year ended December 31, 2007, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

                                                                             Number of securities remaining
                              Number of securities to  Weighted-average      available for future issuance
                              be issued upon exercise  exercise price of     under equity compensation plans
                              of outstanding options,  outstanding options,  (excluding securities reflected
                              warrants and rights      warrants and rights   in column (a) and (b))
                                        (a)                    (b)                         (c)
                              -----------------------  --------------------  -------------------------------
Equity compensation plans           2,975,000 (1)             $0.50                      165,000
approved by security holders

Equity compensation plans not       7,175,000 (2)             $0.53                        -0-
approved by security holders          100,000 (3)             $2.00                        -0-
                                   ----------                                           --------
Total                               8,825,000                 $0.62                      165,000
                                   ==========                                           ========

     (1) These options were granted to our officers and to various consultants pursuant to our stock option plan adopted in August 2005.
     (2) These shares are issuable pursuant to common stock purchase warrants exercisable at prices ranging from $0.50 to $1.25 per share at any time through July 11, 2009. Of the total warrants, 6,250,000 and 625,000 were granted to Rubicon and Phelps Dodge, respectively, in connection with our funding transactions with these parties, and 300,000 were granted to a consultant in connection with the funding transaction with Rubicon.
     (3) These shares are issuable pursuant to a stock option agreement granted to a consultant outside of our stock option plan. These options expire on August 13, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

Certain Relationships and Related Transactions

     From February 23, 2004, through July 31, 2005, our Board of Directors approved and we paid a monthly salary of $6,000 to Mr. Kurtanjek for serving as President. On August 18, 2005, our compensation committee recommended, and the board approved, an increase in his monthly salary to $9,500 beginning August 1, 2005. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with
Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro
Blanco property. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the agreement we agreed to pay a monthly fee of $9,500, plus reimbursable out-of-pocket expenses. Effective August 31, 2007, the monthly management fee payable to Mr. Kurtanjek was raised to $11,400 and effective January 1, 2008, the monthly management fee was raised to $13,400. Either party may terminate the agreement without cause upon 120 days' written notice and at any time for cause. In the event of termination upon a change of control, Mr. Kurtanjek will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to him; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which he is eligible; the extension of the exercise period for at least six months following such termination. The agreement also provides for maintaining the confidentiality of any proprietary information. Also effective August 31, 2007, Mr. Kurtanjek received a bonus for past services comprised of five-year, fully vested options to purchase 150,000 shares at $0.50 per share, 225,000 shares of common stock, and 225,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Kurtanjek for past services. In addition, on December 21, 2007, our board approved grants of 200,000 shares to Mr. Kurtanjek every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study. In addition, the board approved a bonus of 200,000 shares to Mr. Kurtanjek upon the listing of our stock on the American Stock Exchange or other senior exchange. Mr. Kurtanjek devotes virtually all of his time to our company under this agreement. During the year ended December 31, 2007, we paid $123,500 to Mr. Kurtanjek pursuant to our agreement with him. We also paid $22,362 to provide an apartment for him in Chile.

     On February 10, 2005, we entered into a letter agreement with Trio International Capital Corp., a company partly owned by Brian Flower, a director and Chairman of our company. This agreement provided that Trio, through its wholly owned subsidiary, Pacific Venture Management Ltd., would provide services to us in connection with our plans to seek listing of our stock on the Toronto Stock Exchange or other suitable senior exchange; provide and coordinate our office in Vancouver, Canada; manage our corporate functions; and provide assistance with the pre-feasibility and feasibility reports on our property in Chile. Mr. Flower devoted approximately 80% of his time to the affairs of the company under this agreement, including serving as our Chief Financial Officer from February 2005 through September 8, 2006. As compensation under the agreement, Trio received options to purchase 400,000 shares of our common stock at $1.00 per share at any time on or before January 31, 2008. On August 31, 2007, the exercise price was reduced to
$0.50 per share and the term of the options was extended by three years. We also paid Trio a monthly fee of $5,250 plus Goods and Services Tax in Canada under the agreement since its inception through July 31, 2005, at which time the monthly fee was increased by the board to $8,000. Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, which replaced the original agreement and provides for the furnishing of the same services as under the original letter agreement. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Under the new agreement we agreed to pay a monthly fee of $8,000, plus reimbursable out-of-pocket expenses.
Trio has also agreed to provide office space for us for which we pay
$1,250 per month. We have also allowed Trio, through one of its subsidiaries, to broker the ocean transportation services for any product produced from our Cerro Blanco property. Either party may terminate the new agreement without cause upon 120 days' written notice and at any time for cause. In the event of termination upon a change of control, Trio will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments;
the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination. The new agreement also provides for maintaining the confidentiality of any proprietary information. In September 2006, we amended the agreement to provide for Mr. Flower's services as our Chairman rather than our Chief Financial Officer with additional responsibilities for marketing, finance, corporate development and investor relations. The agreement also provides for payment of operating expenses for the company. Effective
August 31, 2007 the monthly management fee payable to Trio was raised to $9,600 and the monthly office fee, to $2,000. Effective January 1, 2008, the monthly management fee was raised to $11,600. On December 21, 2007, the Board determined that in the event that the time commitment of Mr. Flower increases beyond 80%, the base compensation payable to Trio will be increased proportionately, but not to exceed the base compensation payable to Mr. Kurtanjek. Mr. Flower receives no other compensation for serving as our Chairman, except as provided in this agreement with Trio. Also effective August 31, 2007, Trio received a bonus for past services comprised of five-year, fully vested options to purchase 150,000 shares at $0.50 per share, 225,000 shares of common stock, and 225,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services. Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study. In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange. Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as a director of our company. During the year ended December 31, 2007, we paid $102,400 to Trio for the services under the current agreement.

     On November 26, 2007, we entered into a Brokerage Representation Agreement with Beacon Hill Shipping Ltd., an entity in which Mr. Flower is a principal. The term of the agreement is for the life of our mining property in Chile. We have agreed to pay commissions of 2.5% for carriers or vessels sourced by Beacon Hill and 1% in the case of any sale or purchase of vessels by for the project owners.

     On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement with Crosby Enterprises, an entity controlled by Howard M. Crosby, one of our directors. On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and have extended it on a month-to-month basis. Crosby Enterprises has agreed to perform financial consulting and public relations services for us. In return, we have granted to this entity options to purchase 200,000 shares of our common stock at any time through August 1, 2009. The original exercise price of the options was $1.25 per share. On August 7, 2007, we reduced the exercise price to $0.50 per share and extended the term of the options for an additional two years. In addition, we paid a monthly fee of $12,000 for the initial five-month term of the agreement; we paid a monthly fee of $6,500 during the five-month renewal period; and we have agreed to pay $6,500 per month thereafter for the services performed by Crosby Enterprises. Effective August 31, 2007, Mr. Crosby received a bonus for past services comprised of five-year, fully vested options to purchase 100,000 shares at $0.50 per share, 100,000 shares of common stock, and 100,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement and services as a director of our company. In the event of termination upon a change of control, Crosby Enterprises will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination. During the year ended December 31, 2007, we paid $78,000 to Crosby Enterprises for services under this agreement.

     On February 1, 2004, we entered into a Management Services Agreement through our Chilean subsidiary with Lopez & Ashton Ltda., an entity composed of Cesar Lopez, one of our directors, and Stephanie D. Ashton, a former director who resigned in March 2007. This agreement provided that Lopez & Ashton would provide consulting and management services in Chile in connection with our mining concessions located there. The agreement expired on December 31, 2005. Effective January 1, 2006, we entered into a new one-year renewable Management Services Agreement dated February 6, 2006, with Lopez and Ashton. This agreement was extended automatically for an additional one-year term beginning February 1, 2007. Pursuant to the new agreement, Lopez & Ashton has agreed to provide and maintain our corporate offices in Chile, provide administrative services for us in Chile, including maintaining our accounting records, provide legal services, and furnish other related services. The agreement provides that during its term Lopez & Ashton will not advise or represent any other company in conflict with their representation of our company. The new agreement provides for monthly payments of $2,500 for the office space, $500 for office support services such as a receptionist, $1,000 for accounting services, and $2,000 for administrative services. We have also agreed to pay for any specific management services requested by us to be performed by Ms. Ashton at an hourly rate of $100 and for any legal services performed by Mr. Lopez at $250 per hour. We have agreed to pay the flat fee amounts in Chilean pesos at a fixed rate of CH$550 pesos for each US$1.00 and the hourly fees at prevailing exchange rates. Either party may terminate the new agreement without cause upon 90 days' written notice and at any time for cause. We also have the right upon 60 days' written notice to terminate any specific service to be performed by Lopez & Ashton while maintaining the remaining services. The new agreement also provides for maintaining the confidentiality of any proprietary information. Mr. Lopez and Ms. Ashton each devote approximately 50% of their time to the fulfillment of the obligations under this agreement, including Mr. Lopez's services as a director of our company. During the year ended December 31, 2007, we paid $54,086 to Mr. Lopez and $6,352 to Ms. Ashton for services under our agreement with their firm. On December 21, 2007, the Board granted a bonus of 100,000 fully vested shares to Mr. Lopez for past services.

     On July 11, 2005, we closed a Securities Purchase Agreement with Rubicon, one of our shareholders, on $5,000,000 in equity financing and issued 6,250,000 shares of Class A Convertible Preferred Stock and common stock purchase warrants to purchase 6,250,000 shares of our common stock. Each share of Class A Convertible Preferred Stock is convertible into our common shares at the rate of one share of common stock for each share of preferred stock converted, subject to adjustment in the event of certain transactions, and each warrant is exercisable at $0.50 per share at any time through July 11, 2009. On May 5, 2006, we entered into an amendment of the Securities Purchase Agreement whereby we issued 400,000 shares of our common stock to Rubicon in satisfaction of breach of a provision of the agreement requiring that the registration statement be declared effective by January 31, 2006. In September 2007, Rubicon converted all of its preferred shares into 6,250,000 common shares and sold all of the shares.

     On September 7, 2005, we amended the Securities Purchase Agreement with Rubicon to include a transaction with Phelps Dodge, one of our shareholders, in which we issued 625,000 shares of Class A Convertible Preferred Stock convertible into 1,000,000 shares of our common stock and common stock purchase warrants to purchase 625,000 shares of our common stock under identical terms as with Rubicon. These securities were issued in satisfaction of the final payment of $500,000 due Phelps Dodge in connection with the purchase of our Chilean mining concessions. On May 5, 2006, we entered into an amendment of the Securities Purchase Agreement whereby we issued 40,000 shares of our common stock to Phelps Dodge in satisfaction of breach of a provision of the agreement requiring that the registration statement be declared effective by January 31, 2006.

     Effective September 8, 2006, we entered into a one-year renewable Management Services Agreement dated September 1, 2006, with Mr. Jenkins for service as a part-time Chief Financial Officer of our company. Under the agreement we have agreed to pay a monthly fee of C$5,000 per month plus Goods and Services Tax in Canada, plus reimbursable out-of-pocket expenses. As additional compensation under the agreement, we granted to him 100,000 five-year options exercisable at $1.25 per share. On August 31, 2007, the options were repriced to $0.50 per share and were fully vested. These options will be subject to the terms, definitions and provisions of our Stock Option Plan. Effective August 31, 2007, the monthly management fee payable to Mr. Jenkins was raised to US$6,000. Either party may terminate the agreement without cause upon 120 days' written notice and at any time for cause. In the event of termination upon a change of control, Mr. Jenkins will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to him; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which he is eligible; the extension of the exercise period for at least six months following such termination. The agreement also provides for maintaining the confidentiality of any proprietary information. Also effective August 31, 2007, Mr. Jenkins received a bonus for past services comprised of five-year, fully vested options to purchase 300,000 shares at $0.50 per share, 150,000 shares of common stock, and 150,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share. All options have now vested. On
December 21, 2007, our board approved a bonus of 100,000 shares to Mr. Jenkins upon the listing of our stock on the American Stock Exchange or other senior exchange. Mr. Jenkins devotes approximately half of all of his time to the business of our company. During the year ended December 31, 2007, we paid $61,493 to Mr. Jenkins for services under this agreement.

     In February 2004, control of our company changed by virtue of a reverse merger with GreatWall Minerals Ltd., an Idaho corporation, in which the shareholders of GreatWall exchanged their shares on a one-for-one basis for shares of our company. Prior to that time we were a shell company since we had no operations and no assets at the time. As a result of the merger, management of our company resigned and Michael Kurtanjek, John Ryan, Howard Crosby were appointed. GreatWall was controlled by these individuals, as well as Stephanie Ashton and Cesar Lopez, who were the executive officers, directors, and principal shareholders of that entity at the time of the merger. In addition to the compensation paid to this persons and the transactions with them since the reverse merger as set forth above, the following table sets forth the number of shares of our company received by each of these individuals in the reverse merger and the consideration paid for the GreatWall shares owned by them, all of which were acquired on or about October 5, 2003:

                       Shares of Company
                       Received  in Reverse                   Consideration Paid or Given
Name                   Merger(1)              Percentage(2)   for GreatWall Shares
--------------------   --------------------   -------------   ---------------------------
Michael P. Kurtanjek          400,000             3.1%        Services valued at $4,000
John P. Ryan (3)            1,104,000             8.6%        Services valued at $11,040
Howard M. Crosby            1,104,000             8.6%        Services valued at $11,040
Stephanie Ashton (4)        1,109,000             8.7%        Services valued at $11,090
Cesar Lopez                 1,109,000             8.7%        Services valued at $11,090

----------
     (1) At the time of the reverse merger, we had 1,550,000 shares outstanding and GreatWall had 11,251,000 shares outstanding which converted into a like number of our shares in the merger.
     (2) This percentage is based upon the total shares outstanding, 12,801,000 shares, as a result of the reverse merger.
     (3)  Resigned as a director on March 26, 2007.
     (4)  Resigned as a director on March 9, 2007.

Director Independence

     Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company's board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that none of our directors would meet this standard, and therefore, all would be considered not to be independent.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

     Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2007 and 2006. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

     Audit Fees

     The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2007, were $50,223 (invoiced as C$50,350). This total includes $14,873 (C$15,350) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2007. The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2006, were $33,091 (C$38,000). This total includes $10,640 (C$12,240) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2006.

     Audit-Related Fees

     There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2007 and 2006.

     Tax Fees

     There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal year ended December 31, 2006.

     All Other Fees

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2007 and 2006.

     Audit Committee

     Our Audit Committee has considered whether the non-audit services provided by our auditors to us are compatible with maintaining the independence of our auditors and concluded that the independence of our auditors is not compromised by the provision of such services. Our Audit Committee pre-approves all auditing services and permitted non-audit services, including the fees and terms of those services, to be performed for us by our independent auditor prior to engagement.


                                  PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

     The following financial statements are filed with this report:

          Report of Independent Registered Public Accounting Firm

          Consolidated Balance Sheets at December 31, 2007 and 2006

          Consolidated Statements of Operations for the years ended December 31, 2007, 2006, 2005, and for the cumulative period from inception (November 13, 2001) through December 31, 2007

          Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, 2005, and for the cumulative period from inception (November 13, 2001) through December 31, 2007

          Consolidated Statements of Stockholders' Equity from inception (November 12, 2001) through December 31, 2007

          Notes to Consolidated Financial Statements

Exhibits

     The following exhibits are filed with this report:

                                                   Incorporated by Reference
                                              ------------------------------------
Exhibit Exhibit                               Filing                                Filed
Number  Description                           Form    File No.   Exhibit    Date    Herewith
------- -----------                           ------  ---------  -------  --------  --------
2.1     Agreement and Plan of Merger dated    SB-2    333-129347  2.1     10/31/05
        January 26, 2004, with GreatWall
        Minerals, Ltd.

3.1     Articles of Incorporation             SB-2    333-129347  3.1     10/31/05

3.2     Current Bylaws                        8-K     333-129347  3.1     9/12/06

4.1     Form of Common Stock Certificate      SB-2    333-129347  4.1     10/31/05

4.2     Certificate of Designations,          SB-2    333-129347  4.2     10/31/05
        Preferences and Rights of the Class A
        Convertible Preferred Stock,
        as amended

4.3     Form of Class A Convertible           SB-2    333-129347  4.3     10/31/05
        Preferred Stock Certificate

4.4     Warrant Certificate dated July 11,    SB-2    333-129347  4.4     10/31/05
        2005, for Rubicon Master Fund

4.5     Warrant Certificate dated             SB-2    333-129347  4.5     10/31/05
        September 7, 2005, for Phelps Dodge
        Corporation

4.6     Registration Rights set forth in      SB2/A   333-129347  4.6     11/24/06
        Article VI of the Securities Purchase
        Agreement dated July 11, 2005, as
        amended September 7, 2005 and May 5,
        2006, for Rubicon Master Fund and
        Phelps Dodge Corporation

4.7     Warrant Certificate effective         SB-2    333-129347  4.8     10/31/05
        July 11, 2005, in the name of Sunrise
        Securities Corp. for 300,000 shares

4.8     Stock Option Plan*                    SB-2    333-129347  4.9     10/31/05

4.9     Stock Option Agreement with           SB-2    333-129347  4.10    10/31/05
        registration rights dated August 13,
        2004, with Proteus Capital Corp.

10.1    Transfer of Contract and Mortgage     SB-2    333-129347  10.1    10/31/05
        Credit dated September 5, 2003, between
        Compania Contractual Minera Ojos del
        Salado and Compania Minera Rutile
        Resources Limitada (formerly Minera
        Royal Silver Limitada), with payment
        extension document

10.2    Securities Purchase Agreement dated   SB-2    333-129347  10.2    10/31/05
        July 11, 2005, as amended September 7,
        2005, with Rubicon Master Fund and
        Phelps Dodge Corporation

10.3    Amendment dated May 5, 2006, to       SB-2/A  333-129347  10.2(a) 5/30/06
        Securities Purchase Agreement dated
        July 11, 2005

10.4    Management Services Agreement dated   SB-2/A  333-129347  10.3(a) 5/30/06
        February 6, 2006, with Trio
        International Capital Corp.*

10.5    Amendment dated September 1, 2006,    8-K     333-129347  10.1    9/12/06
        to Management Services Agreement
        dated February 6, 2006, with
        Trio International Capital Corp.*

10.6    Amendment dated August 31, 2007, to   SB-2    333-148644  10.6    1/14/08
        Management Services Agreement dated
        February 6, 2006, with Trio
        International Capital Corp.*

10.7    Amendment dated December 21, 2007,    SB-2    333-148644  10.7    1/14/08
        to Management Services Agreement
        dated February 6, 2006, with Trio
        International Capital Corp.*

10.8    Option Agreement dated February 9,    SB-2    333-129347  10.5    10/31/05
        2005, with Trio International Capital
        Corp.*

10.9    Management Services Agreement dated   SB-2/A  333-129347  10.9    5/30/06
        February 6, 2006, with Michael P.
        Kurtanjek*

10.10   Amendment dated August 31, 2007, to   SB-2    333-148644  10.10   1/14/08
        Management Services Agreement
        dated February 6, 2006, with Michael
        P. Kurtanjek*

10.11   Amendment dated December 21, 2007,    SB-2    333-148644  10.11   1/14/08
        to Management Services Agreement
        dated February 6, 2006, with Michael
        P. Kurtanjek*

10.12   Option Agreement dated May 31, 2004,  SB-2    333-129347  10.4    10/31/05
        with Michael Kurtanjek*

10.13   Business Consulting Agreement dated   SB-2    333-129347  10.7    10/31/05
        August 1, 2005, with Crosby
        Enterprises, Inc.*

10.14   Renewal dated February 6, 2006, of    SB-2/A  333-129347  10.7(a) 5/30/06
        Business Consulting Agreement with
        Crosby Enterprises, Inc.*

10.15   Amendment dated December 21, 2007,    SB-2    333-148644  10.15   1/14/08
        to Business Consulting Agreement
        dated August 1, 2005, with Crosby
        Enterprises, Inc.*

10.16   Option Agreement dated August 18,     SB-2    333-129347  10.6    10/31/05
        2005, with Crosby Enterprises, Inc.*

10.17   Management Services Agreement dated   SB-2/A  333-129347  10.8(a) 5/30/06
        February 6, 2006, with Lopez &
        Ashton Ltda.*

10.18   Management Services Agreement dated   8-K     333-129347  10.2    9/12/06
        September 1, 2006, with Charles E.
        Jenkins*

10.19   Amendment dated August 31, 2007, to   SB-2    333-148644  10.19   1/14/08
        Management Services Agreement dated
        September 1, 2006, with Charles E.
        Jenkins*

10.20   Amendment dated December 21, 2007,    SB-2    333-148644  10.20   1/14/08
        to Management Services Agreement
        dated September 1, 2006, with
        Charles E. Jenkins*

10.21   Option Agreement dated September 1,   SB-2/A  333-129347  10.14   11/24/06
        2006, with Charles E. Jenkins*

10.22   Management Services Agreement dated   8-K     333-129347  10.3    9/12/06
        February 6, 2006, with MinCo Corporate
        Mgmt Inc., and First Amendment dated
        September 1, 2006*

10.23   Option Agreement dated September 1,   SB-2/A  333-129347  10.16   11/24/06
        2006, with Terese Gieselman

10.24   Brokerage Representation Agreement    SB-2    333-148644  10.24   1/14/08
        dated November 26, 2007, with Beacon
        Hill Shipping Ltd.

14.1    Code of Ethics                        10-KSB  333-129347  14.1    3/29/07

21.1    List of Subsidiaries                  SB-2    333-129347  21.1    10/31/05

31.1    Rule 13a-14(a) Certification by                                               X
        Principal Executive Officer

31.2    Rule 13a-14(a) Certification by                                               X
        Principal Financial Officer

32.1    Section 1350 Certification of                                                 X
        Principal Executive Officer

32.2    Section 1350 Certification of                                                 X
        Principal Financial Officer

     *Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.


                          Signature Page Follows

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        White Mountain Titanium Corporation


Date: March 27, 2008                    By: /s/ Michael P. Kurtanjek
                                            Michael P. Kurtanjek, President

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:  March 27, 2008                   /s/ Michael P. Kurtanjek
                                        Michael P. Kurtanjek, Director and
                                        President (Principal Executive
                                        Officer)

Date:  March 27, 2008                   /s/ Charles E. Jenkins
                                        Charles E. Jenkins, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

Date:  March 27, 2008                   /s/ Howard M. Crosby
                                        Howard M. Crosby, Director

Date:  March 27, 2008                   /s/ Cesar Lopez
                                        Cesar Lopez, Director

Date:  March 27, 2008                   /s/ Brian Flower
                                        Brian Flower, Chairman