Form 10-Q
period 2008-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2008-05-14
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _____________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

2150 – 1188 West Georgia Street
Vancouver, British Columbia
Canada, V6E 4A2
(Address of principal executive offices)

(604) 408-2333
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

29,189,133 shares of the issuer’s common stock, $.001 par value, were outstanding at May 5, 2008.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31	December 31
	2008	2007
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$2,045,061	$2,678,652
Prepaid expenses	76,464	51,687
Receivables	60,133	39,953
Total Current Assets	2,181,658	2,770,292
Property and Equipment	80,409	58,466
Mineral Properties	651,950	651,950

Total Assets	$2,914,017	$3,480,708

Liabilities

Current
Accounts payable and accrued liabilities	$140,809	$69,397

Total Current Liabilities and Total Liabilities	140,809	69,397

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	500,000
(December 31, 2006 - 6,875,000)
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Authorized
29,189,133 (December 31, 2007 - 29,189,133)
shares issued and outstanding	15,918,522	15,918,522
Accumulated Deficit	(13,645,314)	(13,007,211)

Total Stockholders’ Equity	2,773,208	3,411,311

Total Liabilities and Stockholders’ Equity	$2,914,017	$3,480,708

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Three months ended March 31
	2008 Unaudited	2007 Unaudited	Cumulative From Inception November 13, 2001 through March 31, 2008
Expenses

Advertising and promotion	$16,707	$15,575	$159,501
Amortization	5,005	4,133	60,819
Bank charges and interest	1,757	1,097	18,863
Consulting fees	66,590	55,303	1,822,367
Consulting fees - directors and officers officers	75,700	59,440	2,598,604
Exploration	301,761	158,531	2,898,718
Filing fees	2,499	-	47,796
Insurance	15,640	3,113	143,653
Investor relations	-	-	68,989
Licenses and taxes	56,899	4,859	336,264
Management fees	34,800	24,000	1,291,990
Office	8,220	5,589	116,848
Professional fees	37,350	35,791	1,162,367
Rent	30,196	22,987	245,944
Telephone	5,863	7,520	57,389
Transfer agent fees	1,332	545	10,201
Travel and vehicle	30,039	43,391	734,144

Loss before other items	(690,358)	(441,874)	(11,774,457)

Gain (loss) on investments	-	-	87,217
Adjustment to market for marketable securities	-	-	(67,922)
Foreign exchange	33,445	(3,472)	12,230
Dividend income	-	858	4,597
Interest income	18,810	17,315	326,128
Financing Agreement Penalty	-	-	(330,000)

Net loss for the period	(638,103)	(427,173)	(11,742,207)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(638,103)	$(427,173)	$(13,279,707)

Loss per Common Share	$(0.02)	$(0.03)	-

Weighted average number of Common Shares Outstanding	29,189,133	16,269,133	-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and inception (November 13, 2001)	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Shares issued for cash Private placements	4,040,000	404,000	-	-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-	-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-	-	(111,000)	-	-	365,110
Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	-	-	-	-	-	28,368
Adjustment to eliminate capital of accounting subsidiary on reverse takeover	-	(28,368)	-	-	-	-	-	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	-	365,779	-	-	-	-	-	365,779
Excess of purchase price over net assets acquired on recapitalization	-	-	-	-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-	-	-	-	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	841,889	-	-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	-	-	-	-	-	1,405,180
Share subscriptions received	-	-	-	-	-	120,000	-	120,000
Shares issued for services	128,500	205,320	-	-	-	-	-	205,320
Receipt of subscriptions
receivable	-	-	-	-	111,000	-	-	111,000
Stock-based compensation	-	651,750	-	-	-	-	-	651,750
Net loss for year	-	-	-	-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

See notes to consolidated financial statements.

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

Preferred stock issued for cash
Private placement	-	-	6,250,000	5,000,000	-	-	-	5,000,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for cash
Private placement	459,000	459,000	-	-	-	(120,000)	-	339,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208

Shares issued for financial agreement penalty to be settled	440,000	330,000	-	-	-	-	-	330,000

Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Shares issued for cash
Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311

See notes to consolidated financial statements.

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Net loss for the quarter							(638,103)	(638,103)
Balance, March 31, 2008	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,645,314)	$2,773,208

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Three months ended March 31		March 31
	2008	2007	2008
	Unaudited	Unaudited

Operating Activities
Net loss for period	$(638,103)	$(427,173)	$(11,742,207)
Items not involving cash Amortization	5,005	4,133	60,820
Stock-based compensation	-	18,160	2,118,750
Common stock issued for services	-	-	1,957,630
Financing agreement penalty	-	-	330,000
Adjustment to market - securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(20,180)	3,391	(60,133)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	71,412	(55,067)	140,809
Prepaid expenses	(24,777)	(53,087)	(76,464)

Cash Used in Operating Activities	(606,643)	(509,643)	(6,670,795)

Investing Activity
Addition to property and equipment	(26,948)	(499)	(141,228)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	(26,948)	(499)	(793,178)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	-	-	4,377,864
Stock subscriptions received	-	-	120,000
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	172

Cash Provided by Financing Activities	-	-	9,509,036

(Outflow) Inflow of Cash and Cash Equivalents	(633,591)	(510,142)	2,045,061
Cash and Cash Equivalents,
Beginning of Period	2,678,652	2,049,315	-

Cash and Cash Equivalents, End of Period	$2,045,061	$1,539,173	$2,045,063

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$-	$ - 105,000	$1, 957,630

See notes to consolidated financial statements.

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) currently has no ongoing operations. Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property (“Cerro Blanco”) located in Region III of northern Chile. The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2008 and December 31, 2007 and results of operations and cash flows for the periods ended March 31 ,2008 and 2007 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements included in the Company’s annual report on Form 10-KSB filed with the SEC.  The results of operations and cash flows for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results and cash flows for the full year
.
2.	WEIGHTED AVERAGE NUMBER OF SHARES

	Three months ended March 31,
	2008	2007

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	625,000	6,875,000
Common stock	29,189,133	16,269,133

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	625,000	6,875,000
Common stock	29,189,133	16,269,133

3.	LOSS CONTINGENCY

The Company’s Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred shares and warrants issued to them be effective by January 30, 2006 and that the Company file a prospectus in Canada. In May 2006, the Company amended the Securities Purchase Agreement and issued 400,000 shares of common stock to Rubicon and 40,000 shares of common stock to Phelps Dodge in consideration for extending the registration period to September 30, 2006 and eliminating the Canadian filing requirement. These 440,000 shares of common stock may not have been eligible for an exemption from registration under the Securities Act of 1933. In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares of common stock, in which event the Company could be liable for rescission payments to these persons.

During the year ended December 31, 2006, Rubicon agreed not to require registration of the 400,000 shares of common stock issued to it. A similar agreement is being sought from Phelps Dodge, but has not yet been received.

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through March 31, 2008, these damages could be as much as $130,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

The Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.

Item 2. Management’s Discussion and Analysis

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

Background

We are a mineral exploration company. We hold mining concessions composed of 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (hereinafter referred to as “Cerro Blanco”). We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration expenses. We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

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

Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. We also continue to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries. On a year over year comparative basis, our activity in 2008 is budgeted to closely track that of 2007, with similar levels of expenditure across all areas except for exploration and engineering where, subject to funds availability as discussed below, expenditures may exceed 2007 levels.

Engineering

During 2006, we undertook two separate drilling campaigns on our initial target, the Las Carolinas prospect. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing by Lakefield Research. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling. On January 24, 2007 we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent to Lakefield Research in Ontario, Canada, for on-going metallurgical testing, and whole-core geotechnical testing in respect of rock mechanics for mine planning purposes.  Results from these tests have been received.

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

During 2007, the Company’s geological team undertook an extensive geochemical sampling program at the Eli prospect. Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1100 meters by 900 meters. These were sent for chemical assay, and good surface expression was noted throughout. Samples showed good mineralization with TiO2 grades in the range 1.0% to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2 respectively. As a result, in early 2008, the Company has built a 12 kilometer, 5 meter wide access road to and around the Eli prospect. Subject to the availability of funds, a diamond drill program is planned at Eli to gain more information about the mineralization, and assess the resource potential for future geological and metallurgical test work.

We are currently in discussions with our internationally recognized engineering contractor with respect to the results of our preliminary engineering assessment. We expect to receive the final, English language report shortly. Based on these discussions, we expect the results of the assessment to support our internal assessments of the project.

A considerable body of engineering design and process engineering work has already been completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design. for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure includes a 20 per cent contingency but excludes general and administrative expenses. As of March 31, 2008, our cash position was approximately $2,045,061. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so, as discussed in Liquidity below

Marketing

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

In April 2008 executive management and our marketing team attended the Industrial Minerals Conference, in Athens Greece. At this event we also met with buyers of high grade rutile concentrate. We believe that market conditions are moving favorably towards the producers of concentrate as supply is tightening on a worldwide basis and prices are tending upwards. We received considerable interest in our projects, with questions concentrating on tonnage as opposed to pricing, a major change in perspective from past conferences.

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

Results of Operations

We recorded a loss for the three months ended March 31, 2008 of $638,103 ($(0.02 per weighted average common share outstanding) compared to a loss of $427,173 ($(0.03 per share) for the comparable interim period in the preceding year. This 50% increase in loss in the current quarter is attributable to an increase in exploration expenditures to $301,761 in the quarter from $158,531 in the comparable quarter of the previous year, and an increase in licenses and taxes to $56,899 from $4,859.

Generally expenses are comparable this quarter to the corresponding quarter last year. Consulting fees for the quarter were $66,590 (2007 - $55,303) as we continue to retain consultants in such areas as marketing and financing. Professional fees were $37,350 (2007 - $35,791) reflecting continued increases in accounting expenses. Insurance expense is at $15,640 compared to $3,113 as we are recognizing the expense on a monthly basis as opposed to when invoiced.

Director and officer consulting fees for the quarter were $75,700 (2007 - $59,440) as the consulting fees of the CFO are now included in this category. Management fees of $34,800 (2007 - $24,000) reflect a modest increase in current payments. Rent also reflects an increase from $22,987 in 2007 to $30,196 in 2008 as office lease rates increased over the year.

Foreign exchange, both realized and unrealized, fluctuated significantly during the comparable periods from a loss of $3,472 in 2007 to a gain of $33,445 in 2008 as the Chilean Peso has appreciated significantly against the US Dollar. As we have considerable assets, and occasionally cash balances, in Chile, any such fluctuation will cause foreign exchange gains or losses upon consolidation of the Company’s subsidiaries.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

Item 4. Controls and Procedures

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

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the Cease Trade Order issued by the British Columbia Securities Commission (the “BCSC”) dated January 16, 2008, the Company engaged the independent, qualified person who authored a previous NI 43-101 report on the Project in 2005 to prepare an update of the report including his own estimate of current resources. This report was filed with the BCSC on February 29, 2007. The BCSC rescinded the Order on April 30, 2008.

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

White Mountain Titanium Corporation

Date: May 14, 2008	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)