Form 10-Q/A
period 2008-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2008-05-23
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                                    to

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

2150 - 1188 West Georgia Street
Vancouver, British Columbia
Canada, V6E 4A2
(Address of principal executive offices)

(604) 408-2333
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)  No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATION

Item 2 of Part I has been amended to include a discussion under a subsection titled “Liquidity and Cash Flow.” This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the three months ended March 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described above. Accordingly, this Amendment No.1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 14, 2008.

PART I. FINANCIAL INFORMATION

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

Liquidity and Cash Flow

As of March 31, 2008 we had working capital of $2,040,849 (2007 - $1,597,211) including $2,045,061 (2007 -$1,539,173) of cash and cash equivalents. As of May 15, 2008 our cash position is approximately $1.665,750.

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

We anticipate 2008 expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Pre-feasibility study	$120,000	$120,000
Pilot plant program	500,000	600,000
Marketing	50,000	60,000
Drilling of additional targets including the Eli claims and roadwork	1,120,000	1,120,000
Additional claim holding costs	40,000	60,000
Environmental compliance	100,000	200,000
Final feasibility study	400,000	400,000
Contingency	160,000	210,000
Total	$2,490,000	$2,770,000

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

White Mountain Titanium Corporation

Date: May 23, 2008	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

Date: May 23, 2008	By:	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)