Form 10-Q
period 2008-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2008-08-14
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                          to

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or	(IRS Identification No.)
organization)

Enrique Foster Sur 20, Piso 19
Las Condes, Santiago
Chile
(Address of principal executive offices)

(562) 231-5780
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
Yes ☐ No ☒

29,189,133 shares of the issuer’s common stock, $.001 par value, were outstanding at August 12, 2008.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Balance Sheets
(US Funds)

	June 30	December 31
	2008	2007
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$1,347,220	$2,678,652
Prepaid expenses	59,335	51,687
Receivables	63,610	39,953
Total Current Assets	1,470,165	2,770,292
Property and Equipment	126,644	58,466
Mineral Properties	651,950	651,950

Total Assets	$2,248,759	$3,480,708

Liabilities

Current
Accounts payable and accrued liabilities	$454,497	$69,397

Total Current Liabilities and Total Liabilities	454,497	69,397

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	500,000
(December 31, 2007 – 625,000)
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Authorized
29,189,133 (December 31, 2007 – 29,189,133)
shares issued and outstanding	15,961,314	15,918,522
Share Subscriptions Received	104,030	-
Accumulated Deficit	(14,771,082)	(13,007,211)

Total Stockholders’ Equity	1,794,262	3,411,311

Total Liabilities and Stockholders’ Equity	$2,248,759	$3,480,708

See notes to the consolidated financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

	Three months ended June 30		Six months ended June 30		Cumulative From Inception November 13, 2001 through June 30, 2008 Unaudited
	2008 Unaudited	2007 Unaudited	2008 Unaudited	2007 Unaudited
Expenses

Advertising and promotion	$9,992	$12,468	$26,699	$28,043	$169,493
Amortization	6,483	4,254	11,488	8,387	67,302
Bank charges and interest	1,454	897	3,211	1,994	20,317
Consulting fees	47,114	96,775	113,704	152,078	1,869,481
Consulting fees – directors and officers officers	120,492	59,440	196,192	118,880	2,719,096
Exploration	651,137	70,843	952.898	229,374	3,549,855
Filing fees	-	-	2,499	-	47,796
Insurance	16,340	10,890	31,980	14,003	159,993
Investor relations	-	-	-	-	68,989
Licenses and taxes	38,183	7,162	95,082	12,021	374,447
Management fees	34,800	24,000	69,600	48,000	1,326,790
Office	10,344	4,406	18,564	9,995	127,191
Professional fees	93,903	58,404	131,253	94,195	1,256,270
Rent	22,582	23,406	52,778	46,393	268,526
Telephone	6,127	7,682	11,990	15,202	63,516
Transfer agent fees	21	45	1,353	590	10,222
Travel and vehicle	58,124	57,136	88,163	100,527	792,268

Loss before other items	(1,117,096)	(437,808)	(1,807,454)	(879,682)	(12,891,552)

Gain on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange	(16,978)	9,066	16,467	5,594	(4,751)
Dividend income	-	877	-	1,735	4,597
Interest income	8,306	15,754	27,116	33,069	334,434
Financing agreement penalty	-	-	-	-	(330,000)

Net loss for the period	(1,125,768)	(412,111)	(1,763,871)	(839,284)	(12,867,977)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,125,768)	$(412,111)	$(1,763,871)	$(839,284)	$(14,405,477)

Loss per Common Share	$(0.04)	$(0.02)	$(0.06)	$(0.05)	-

Weighted average number of Common Shares Outstanding	29,189,133	16,269,133	29,189,133	16,269,133	-

See notes to the consolidated financial statements

WHITE MOUNTAIN TITANIUM CORPORATION (An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation		42,792						42,792
Share subscriptions received						104,030		104,030
Net loss for the period							(1,763,871)	(1,763,871)
Balance, June 30, 2008	29,189,133	$15,961,314	625,000	$500,000	$-	$104,030	$(14,771,082)	$1,794,262

See notes to the consolidated financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Six months ended June 30		June 30
	2008	2007	2008
	Unaudited	Unaudited	Unaudited

Operating Activities
Net loss for period	$(1,763,871)	$(839,284)	$(12,867,974)
Items not involving cash
Amortization	11,488	8,387	67,302
Stock-based compensation	42,792	90,682	2,161,542
Common stock issued for services	-	-	1,957,630
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(23,657)	(4,533)	(63,610)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	385,100	(78,148)	454,497
Prepaid expenses	(7,648)	(11,963)	(59,335)

Cash Used in Operating Activities	(1,355,796)	(834,859)	(7,419,948)

Investing Activities
Addition to property and equipment	(79,666)	(2,982)	(193,946)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	(79,666)	(2,982)	(845,896)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	-	-	4,497,862
Stock subscriptions received	104,030	-	104,030
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	172

Cash Provided by Financing Activities	104,030	-	9,613,064

(Outflow) Inflow of Cash and equivalents	(1,331,432)	(837,841)	1,347,220

Cash and equivalents, begining of period	2,678,652	2,049,315	-

Cash and Cash Equivalents, End of Period	$1,347,220	$1,211,474	$1,347,220

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$-	$ - 105,000	$1, 957,630

See notes to the consolidated financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year
.
2.	PROPERTY AND EQUIPMENT

	June 30, 2008 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$88,995	$16,509	$72,486
Office furniture	2,702	1,146	1,556
Office equipment	5,417	2,017	3,400
Computer equipment	7,553	2,874	4,679
Computer software	1,142	321	821
Field equipment	56,205	12,503	43,702

	$162,014	$35,370	$126,644

	December 31, 2007 Audited
		Accumulated
	Cost	Amortization	Net

Vehicles	$42,549	$10,226	$32,323
Office furniture	2,704	860	1,844
Office equipment	5,417	1,442	3,975
Computer equipment	7,553	2,121	5,432
Computer software	1,142	207	935
Field equipment	23,085	9,128	13,957

	$82,450	$23,984	$58,466

3.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized common stock with a par value of $0.001 is 100,000,000 shares.

During the three months ended June 30, 2008, the Company commenced an offering of 5,000,000 shares at a price of $0.75 per share. At quarter end, $104,030 had been received and is shown as Share Subscriptions Received.

(b)	Stock options

During the three months ended June 30, 2008, 165,000 stock options were granted to two new independent directors at an exercise price of $1.00,with a vesting period of 25% immediately and 12.5% as of the end of each three month period thereafter until fully vested. Therefore, 61,875 options are outstanding and exercisable while 103,125 options will be vested in the future. As a result, compensation expense of $42,792 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

2008
Expected life (years)	5
Interest rate	4.4%
Volatility	91.55%
Dividend yield	0%

	Period ended
	June 30, 2008 Unaudited		December 31, 2007 Audited
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding - beginning of period	2,975,000	$0.50	1,650,000	$0.50
Granted	165,000	$1.00	1,325,000	$0.50
Exercised	-	$0.00	-	$0.00

Outstanding – end of period	3,140,000	$0.57	2,975,000	$0.50
Exercisable - end of period	3,036,875	$0.56	2,975,000	$0.50

3.	CAPITAL STOCK

(b)	Stock options (continued)

At the quarter end, the following director and consultant stock options were outstanding:
		June 30,	December 31,
Expiry Date	Exercise Price	2008 Unaudited	2007 Audited

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	250,000	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	-

		3,140,000	2,975,000

The shares under option at June 30, 2008 were in the following exercise price ranges:

	Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$0.00	3.28
$1.00	$1.00	61,875	$0.00	4.98
$2.00	$2.00	100,000	$0.00	1.09

	$0.57	3,036,875	$0.00	3.30

(c)	Stock-based compensation

During the three and six months ended June 30, 2008, the total stock-based compensation recognized under the fair value method was $42,792, which was charged to Consulting fees – directors and officers (2007: $72,522 and $90,682 for the three and six month periods respectively, charged to consulting fees and consulting fees - directors and officers) using the Black-Scholes option pricing model (Note 3 (b)).

During 2007 stock-based compensation was reallocated to the underlying expense account where the cost of compensation was expensed. Accordingly, for presentation purposes, comparative 2007 information reallocates stock-based compensation to the underlying expense as follows:

As reported in 2007:	Three months ended June 30, 2007 Unaudited	Six months ended June 30, 2007 Unaudited	Cumulative from inception to June 30, 2007 Unaudited

Consulting fees	$35,693	$84,276	$746,088
Consulting fees – directors and officers	48,000	96,000	670,534
Management fees	24,000	48,000	192,280
Stock based compensation	72,522	90,682	1,490,718

	$180,215	$318,958	$3,099,620

3.	CAPITAL STOCK

(b)	Stock-based compensation (continued)

2007 comparatives restated in 2008:	Three months ended June 30, 2007 Unaudited	Six months ended June 30, 2007 Unaudited	Cumulative from inception to June 30, 2007 Unaudited

Consulting fees	$96,775	$152,078	$979,853
Consulting fees – directors and officers	59,440	118,880	1,409,927
Management fees	24,000	48,000	709,840
Stock based compensation	-	-	-

	$180,215	$318,958	$3,099,620

4.	WEIGHTED AVERAGE NUMBER OF SHARES

	Three months ended June 30,		Six months ended June 30,
	2008 Unaudited	2007 Unaudited	2008 Unaudited	2007 Unaudited

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	625,000	6,875,000	625,000	6,875,000
Common stock	29,189,133	16,269,133	29,189,133	16,269,133

Weighted average number of shares for undistributed amounts

Preferred stock (common stock equivalent)	625,000	6,875,000	625,000	6,875,000
Common stock	29,189,133	16,269,133	29,189,133	16,269,133

5.	LOSS CONTINGENCY

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

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through June 30, 2008, these damages could be as much as $145,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

During the year ended December 31, 2006 the Company recorded the $330,000 as shares issued for settlement of this amount and believes no additional accruals are required.

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

Corporate Changes

During the quarter ended June 30, 2008 we:

(a)
Appointed two new independent directors, John May and Wei Lu. Their appointment was announced on June 23, 2008. Each of these directors was granted a stock option for 82,500 shares, exercisable at $1.00 per share until June 23, 2013; and

(b)
We reorganized our wholly-owned Chilean subsidiary, Compania Minera Rutile Resources Limitada (“Minera Rutile”) into Sociedad Contractual Minera White Mountain Titanium (“Minera White Mountain”) to avail ourselves of certain tax and corporate law advantages in Chile. This reorganization has no effect on our land holdings and mineral rights.

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

Geology and Engineering

In early 2008 the Company built a 12 kilometer, 5 meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program, which involved two diamond drill rigs, commenced in late April and ran through June. Approximately 4,000 meters of drilling was completed. The Company is awaiting final analyses and a compilation report on the program.

In January, 2008 the Company retained Thomas A. Henricksen, PhD. and a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”). The Technical Report, which was dated February 25, 2008, was based on extensive geological mapping, surface sampling, 14,078 metres of drilling and a geological model developed by the Company. In his report, Dr. Henricksen confirmed a current estimate of rutile resources under CIM classifications at the Las Carolinas and La Cantera prospects of measured and indicated resources of 32.9 million tonnes grading 2.23% TiO2 and inferred resources of 132 million tonnes grading 2.1% TiO2, all at a cut off grade of 1.0% TiO2.

Following completion of the Technical Report, the Company retained Dr. Henricksen to compile a NI 43-101 compliant preliminary assessment of the Cerro Blanco project (the “Assessment”). The Assessment, which was dated May 30, 2008, incorporated by reference the Technical Report as well as reports prepared for the Company by other independent experts in their fields. The latter reports include preliminary process engineering and costing report prepared by AMEC-Cade dated March, 2008, a preliminary pit design report prepared by NCL Ingenieria y Construccion dated May 2008, various metallurgical reports prepared by SGS Lakefield, an environmental base line study prepared by Arcadis Geotecnica dated December 2004 and titanium marketing information provided by the Company’s marketing consultant.

For engineering design purposes, the Assessment adopted a base case set of assumptions, the major assumptions being the construction of an open pit mine, processing plant and ancillary facilities capable of producing 100,000 tonnes per year of high grade rutile concentrate grading plus 94.5% TiO2 at start up, scaling to 130,000 tonnes per year in production Year 4 at an assumed undiluted head grade to the plant of 2.3% TiO2. Mining would commence on the Las Carolinas prospect and feed would be conveyed downhill to a processing plant located less than two kilometers to the northeast. Within the plant, the process flow sheet consisted of a semi-autogenous grinding mill, gravity pre-concentration and column flotation circuits and high intensity magnetic separation with process water sourced from a desalination plant constructed at the port of Huasco. AMEC-Cade assumed that mining would be done under contract at a cost of US$1.20 per tonne mined and that the price of high grade rutile concentrates would be US$500 per tonne FOB port.

Based on these assumptions AMEC-Cade, our internationally recognized engineering contractor, designed a processing plant with an initial operating capacity of approximately 5.1 million tonnes per year, increasing to approximately 6.1 million tonnes per year by Year 4. They estimated a cost to construct the plant and ancillary facilities of US$117 million in direct costs and US$42 million in indirect costs, for a total of US$159 million. To this figure, and as this was a preliminary study, AMEC-Cade added a 20% contingency to arrive at a total estimated cost of US$190 million. With respect to processing plant operating costs, AMEC-Cade estimated site and transportation costs to port of US$3.60 per tonne processed (US$184 per tonne of rutile concentrate) in Year 1, dropping to US$3.50 per tonne processed (US$180 per tonne of rutile concentrate) in Year 4. The anticipated reduction in operating costs is attributed to increased volumes as well as increased efficiencies from the gravity pre-concentration circuit. Electric power consumption was the highest single cost item, comprising approximately 31% of the total estimated unit operating costs. AMEC-Cade recommended that the Company proceed to the pilot stage and investigate two possibilities for reducing capital costs: the use of sea water rather than desalinated water in the processing plant and siting the plant elsewhere on the property to lower the installed cost of the conveyor. Two alternate sites were identified.

With respect to mining, mining costs would be in addition to the processing plant operating costs estimates set out above. A preliminary mine plan will be prepared once further drilling has been completed. At present NCL have modelled preliminary optimized pits for only the Central Zone of the Las Carolinas prospect on the assumption that this could be the initial pit area. The pits were modelled using 10 x 10 x 10 metre blocks and base case pit wall angles of 45 degrees, with sensitivities run at 50 degrees. Incorporating 45 degree wall angles and in pit measured, indicated and inferred resources, the derived strip ratio was 1.13 to 1, waste to mineralized resources at a grade of approximately 2.2% TiO2. Increasing the wall angle to 50 degrees reduced the derived strip ratio to 0.96 to 1.0, waste to mineralized resources at the same grade. For clarification, under NI 43-101 policy, inferred resources must be upgraded to a measured and indicated classification before they can be included in an economic assessment. Whilst the objective of the Company’s mapping, surface sampling and drilling programs is to both increase the quantity and classification of TiO2 resources on the Cerro Blanco property, the project is at an exploration stage and there is no guarantee of future exploration success or of economic viability. For these reasons, project cash flow estimates are not included in the Assessment.

Arcadis Geotecnica conducted an environmental base line study over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils. Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favoured by reptiles. Six underground springs were identified, several with only seasonal flow. As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis. Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring. Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and indentified two areas for the possible stockpiling of waste rock.

The Assessment concluded that results from the considerable body of work completed on the project to date support the Company’s recommended, phased work programs and that the estimated costs for the work programs were reasonable and adequate to the present stage of the project. The overall objective of the Company’s work programs is to complete an independent final feasibility study which supports the construction of a natural rutile, TiO2 mining operation on the property.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design. for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure includes a 20 per cent contingency but excludes general and administrative expenses. As of August 12, 2008, our cash position was approximately $1,710,900. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so, as discussed in Liquidity below

Marketing

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

Results of Operations

We recorded a loss for the three months ended June 30, 2008 of $1,125,768 ($(0.04) per weighted average common share outstanding) compared to a loss of $412,111 ($(0.02) per share) for the comparable interim period in the preceding year. On a year to date basis, for the six months ended June 30, 2008 the loss was $1,763,871 ($0.06 per share) compared to $839,284 ($0.05 per share) for the comparable period in 2007.

The 273% increase in loss in the current quarter is primarily attributable to an increase in exploration expenditures to $651,137 in the quarter from $70,843 in the comparable quarter of the previous year (Year to date $952,898 as opposed to $229,374). This reflects the exploration program commenced in the quarter, as described above in Plan of Operation. Included in this total is $17,000 which is directly related to the preparation of 43-101 engineering reports for submission to the BC Securities Commission.

Many other expenses are comparable, or lower, this quarter to the corresponding quarter last year. The most significant items are:

•
Consulting fees for the quarter were $47,114 (YTD – $113,704). During 2007 the respective figures were $96,775 and $152,078. Consulting fees – directors and officers were $120,492 (YTD - $196,192; 2007: $59,440 and 118,880 respectively). Taken together, the net increase for the first six months of 2008 compared to 2007 is $38,938. During the first half of 2007 the fees of the CFO of approximately $27,000 were charged to consulting. Subsequent to his appointment to the board these fees were, and continue to be charged to consulting fees- directors and officers. In addition, consulting fees and consulting fees - directors and officers includes $42,792 of stock based compensation in 2008, as opposed to $90,682 during the first six months of 2007. Excluding the reclassification of the CFO and the net difference in stock based compensation, consulting fees generally were higher by approximately $87,000 for the first six months of 2008, principally due to approximately $56,000 of consulting fees paid for metallurgical test work and process design. The balance of the increase reflects the use of various technical consultants and nominally increased officer compensation.

•
Licenses and taxes were $38,183 for the three month period (YTD - $95,082), compared to $7,162 and $12,021 for the comparable periods of 2007. These increases were entirely incurred in Chile, as a result of increased land holding taxes and costs and IVA.

•	Management fees of $34,800 (YTD $69,600; 2007 - $24,000 and $48,000 respectively) reflect a modest increase in current payments
•
Professional fees were $93,903 (YTD $131,253; 2007 $58,404 and $94,195 respectively). This reflects ongoing increases in accounting expenses, as well as increased legal expenditures due to the corporate reorganization in Chile and increased regulatory filing, including the S-1 and the BC Securities Commission issue. The latter issue alone cost approximately $34,000 to the end of June.

•	Insurance expense is $16,340 (YTD $31,980; 2007 $10,890 and $14,003 respectively) as we are recognizing the expense on a monthly basis as opposed to when invoiced.

Foreign exchange, both realized and unrealized, fluctuated significantly during the comparable periods from a gain of $9,066 (YTD $5,594) in 2007 to a loss of $16,978 (YTD $16,467) in 2008 as the Chilean Peso has appreciated significantly against the US Dollar. As we have considerable assets, and occasionally cash balances, in Chile, any such fluctuation will cause foreign exchange gains or losses upon consolidation of the Company’s subsidiaries.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009. There is no impact on the Company’s financial statements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, the Company commenced an offering of 5,000,000 shares at a price of $0.75 per share. The offering was made concurrently to persons within the United States and to non-U.S. persons located outside the United States. During the quarter then ended we sold 138,707 shares of common stock in the offering for gross proceeds of $104,030. Of these 138,707 shares sold during the quarter in this offering, 117,667 were sold within the United States without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the purchasers was an accredited investor as defined in Regulation D. The remaining 21,040 shares were sold outside the United States to non-U.S. persons in accordance with the provisions of Regulation S. Each investor delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares. No investor entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with these stock sales.

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

White Mountain Titanium Corporation

Date: August 14, 2008	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: August 14, 2008	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)