Form 10-Q
period 2008-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2008-11-13
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(56 2) 231-5780
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
Yes ☐ No ☒

32,030,709 shares of the issuer’s common stock, $.001 par value, were outstanding at October 30, 2008.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Balance Sheets
(US Funds)

	September 30	December 31
	2008	2007
	Unaudited	Audited
Assets

Current
Cash and cash equivalents	$1,925,701	$2,678,652
Prepaid expenses	50,842	51,687
Receivables	65,383	39,953
Total Current Assets	2,041,926	2,770,292
Property and Equipment	126,763	58,466
Mineral Properties	651,950	651,950

Total Assets	$2,820,639	$3,480,708

Liabilities

Current
Accounts payable and accrued liabilities	$77,366	$69,397

Total Current Liabilities and Total Liabilities	77,366	69,397

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	500,000
(December 31, 2007 – 625,000)
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
100,000,000 Authorized
32,030,709 (December 31, 2007 – 29,189,133)
shares issued and outstanding	15,975,578	15,918,522
Share Subscriptions Received	1,994,651	-

Accumulated Deficit	(15,726,956)	(13,007,211)

Total Stockholders’ Equity	2,743,273	3,411,311

Total Liabilities and Stockholders’ Equity	$2,820,639	$3,480,708

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

	Three months ended September 30		Nine months ended September 30		Cumulative From Inception November 13, 2001 through
	2008 Unaudited	2007 Unaudited	2008 Unaudited	2007 Unaudited	Sept. 30, 2008 Unaudited
Expenses

Advertising and promotion	$3,461	$14,230	$30,160	$42,273	$172,954
Amortization	5,995	4,755	17,483	13,142	73,296
Bank charges and interest	1,217	967	4,428	2,961	21,534
Consulting fees	32,715	220,939	146,419	373,017	1,902,196
Consulting fees – directors and officers officers	91,964	263,669	288,156	382,549	2,811,060
Exploration	458,744	103,865	1,411,642	333,239	4,008,599
Filing fees	71	250	2,570	250	47,867
Insurance	14,595	10,182	46,575	24,185	174,588
Investor relations	4,809	(7,708)	4,809	(7,708)	73,798
Licenses and taxes	50,248	13,262	145,330	25,283	424,695
Management fees	34,800	610,411	104,400	658,411	1,361,590
Office	15,749	4,777	34,313	14,772	142,941
Professional fees	39,906	24,007	171,159	118,202	1,296,176
Rent	23,857	21,474	76,635	67,867	292,383
Telephone	4,170	7,166	16,160	22,368	67,686
Transfer agent fees	560	245	1,913	835	10,782
Travel and vehicle	34,947	35,534	123,110	136,061	827,215

Loss before other items	(817,808)	(1,328,025)	(2,625,262)	(2,207,707)	(13,709,360)

Gain on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange - realized	(19,941)	8,573	(3,474)	14,167	(24,692)
Foreign exchange - unrealized	(121,394)	-	(121,394)	-	(121,394)
Dividend income	-	608	-	2,343	4,597
Interest income	3,269	23,904	30,385	56,973	337,703
Financing agreement penalty	-	(187,500)	-	(187,500)	(330,000)

Net loss for the period	(955,874)	(1,482,440)	(2,719,745)	(2,321,724)	(13,823,851)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(955,874)	$(1,482,440)	$(2,719,745)	$(2,321,724)	$(15,361,351)

Loss per Common Share	$(0.03)	$(0.08)	$(0.09)	$(0.14)	-

Weighted average number of Common Shares Outstanding	29,199,542	18,006,905	29,189,133	16,854,756	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Private placement	2,841,576					1,994,651		1,994,651
Stock-based compensation		57,056						57,056
Net loss for the period							(2,719,745)	(2,719,745)
Balance, September 30, 2008	32,030,709	$15,975,578	625,000	$500,000	$-	$1,994,651	$(15,726,956)	$2,743,273

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Nine months ended Sept. 30		Sept 30
	2008	2007	2008
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(2,719,745)	$(2,321,724)	$(13,823,851)
Items not involving cash
Amortization	17,483	13,142	73,297
Stock-based compensation	57,056	534,915	2,175,806
Common stock issued for services	-	533,271	1,957,630
Financing agreement penalty	-	187,500	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(25,430)	(7,577)	(65,383)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	7,969	(84,520)	77,366
Prepaid expenses	845	(14,238)	(50,839)

Cash Used in Operating Activities	(2,661,822)	(1,159,231)	(8,725,974)

Investing Activities
Addition to property and equipment	(85,780)	(21,060)	(200,060)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	(85,780)	(21,060)	(852,010)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	-	2,340,684	4,497,862
Stock subscriptions received	1,994,651	-	1,994,651
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	172

Cash Provided by Financing Activities	1,994,651	2,340,684	11,503,685

(Outflow) Inflow of Cash and equivalents	(752,951)	(1,160,393)	1,925,701

Cash and equivalents, begining of period	2,678,652	2,049,315	-

Cash and Cash Equivalents, End of Period	$1,925,701	$3,209,708	$1,925,701

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Preferred stock converted to common	$-	$5,000.000	$-
Settlement of debt	$-	$-	$830,000
Services	$-	$533,271	$1, 957,630
Penalty	$-	$187,500	$

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year
.
2.	PROPERTY AND EQUIPMENT

	September 30, 2008 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$88,995	$19,652	$69,343
Office furniture	2,702	1,279	1,423
Office equipment	5,417	2,281	3,136
Computer equipment	7,553	3,255	4,298
Computer software	1,142	379	763
Field equipment	62,421	14,621	47,800

	$168,230	$41,467	$126,763

	December 31, 2007 Audited
		Accumulated
	Cost	Amortization	Net

Vehicles	$42,549	$10,226	$32,323
Office furniture	2,704	860	1,844
Office equipment	5,417	1,442	3,975
Computer equipment	7,553	2,121	5,432
Computer software	1,142	207	935
Field equipment	23,085	9,128	13,957

	$82,450	$23,984	$58,466

3.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized common stock with a par value of $0.001 is 100,000,000 shares.

During the second quarter, the Company commenced an offering of up to 5,000,000 shares at a price of $0.75 per share. During the third quarter, the Company closed on 2,841,576 shares for gross proceeds of $2,131,182. Net of commissions, registration fees and expenses, $1,994,651 was received.

(b)	Stock options

During the three months ended September 30, 2008, no stock options were granted. A portion of the 165,000 stock options granted in the second quarter to two new independent directors vested. Therefore, of the 165,000 options, 82,500 options are outstanding and exercisable while 82,500 options will be vested in the future. As a result, compensation expense of $14,264 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

2008
Expected life (years)	5
Interest rate	4.4%
Volatility	91.55%
Dividend yield	0%

	Period ended
	September 30, 2008 Unaudited		December 31, 2007 Audited
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding - beginning of period	2,975,000	$0.50	1,650,000	$0.50
Granted	165,000	$1.00	1,325,000	$0.50
Exercised	-	$0.00	-	$0.00

Outstanding – end of period	3,140,000	$0.53	2,975,000	$0.50
Exercisable - end of period	3,057,500	$0.54	2,975,000	$0.50

3.	CAPITAL STOCK

(b)	Stock options (continued)

At the quarter end, the following director and consultant stock options were outstanding:

		September 30,	December 31,
Expiry Date	Exercise Price	2008 Unaudited	2007 Audited

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	250,000	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	-

		3,140,000	2,975,000

The shares under option at September 30, 2008 were in the following exercise price ranges:

	Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$0.00	3.03
$1.00	$1.00	82,500	$0.00	4.73
$2.00	$2.00	100,000	$0.00	0.84

	$0.57	3,057,500	$0.00	3.01

(c)	Stock-based compensation

During the three and nine months ended September 30, 2008, the total stock-based compensation recognized under the fair value method was $14,264 and 57,056 respectively, which was charged to Consulting fees – directors and officers (2007: $211,869 for both the three and nine month periods respectively, charged to consulting fees and consulting fees - directors and officers) using the Black-Scholes option pricing model (Note 3 (b)).

During 2007 stock-based compensation was reallocated to the underlying expense account where the cost of compensation was expensed. Accordingly, for presentation purposes, comparative 2007 information reallocates stock-based compensation to the underlying expense as follows:

As reported in 2007:	Three months ended Sept. 30, 2007 Unaudited	Nine months ended Sept. 30, 2007 Unaudited	Cumulative from inception to Sept. 30, 2007 Unaudited

Consulting fees	$40,117	$124,393	$861,205
Consulting fees – directors and officers	51,800	147,800	884,834
Management fees	558,869	606,869	1,330,000
Stock based compensation	444,233	534,915	2,106,995

	$1,095,019	$1,413,977	$5,183,034

3.	CAPITAL STOCK

(b)	Stock-based compensation (continued)

2007 comparatives restated in 2008:	Three months ended Sept. 30, 2007 Unaudited	Nine months ended Sept. 30, 2007 Unaudited	Cumulative from inception to Sept. 30, 2007 Unaudited

Consulting fees	$220,939	$373,017	$1,447,836
Consulting fees – directors and officers	263,669	382,549	1,836,096
Management fees	610,411	658,411	1,899,482
Stock based compensation	-	-	-

	$1,095,019	$1,413,977	$5,183,414

4.	WEIGHTED AVERAGE NUMBER OF SHARES

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2008 Unaudited	2007 Unaudited	2008 Unaudited	2007 Unaudited

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	625,000	6,732,337	625,000	6,822,289
Common stock	29,199,542	18,006,905	29,189,133	16,854,756

Weighted average number of shares for undistributed amounts

Preferred stock (common stock equivalent)	625,000	6,732,337	625,000	6,822,289
Common stock	29,199,542	18,006,905	29,189,133	16,854,756

5.	LOSS CONTINGENCY

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

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement. Through September 30, 2008, these damages could be as much as $160,000, plus interest at the rate of 1.5% per month. The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

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

Corporate Changes

During the quarter ended September 30, 2008 we closed on our previously announced private placement of up to 5,000,000 shares at a price of $0.75 per share. 2,841,576 shares were subscribed for gross proceeds of $2,131,182. Net of commissions and expenses, $1,994,651 was received.

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

Over the next twelve to twenty-four months we have two principal objectives: to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output. We also continue to investigate the commercial viability of producing a feldspar co-product. The feldspar could find applications in the glass and ceramics industries. On a year over year comparative basis, our activity in 2008, while initially budgeted to closely track that of 2007, exceeded the 2007 levels of expenditure, specifically in the areas of exploration and engineering.

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

With respect to mining, mining costs would be in addition to the processing plant operating costs estimates set out above. A preliminary mine plan will be prepared once further drilling has been completed. At present NCL have modelled preliminary optimized pits for only the Central Zone of the Las Carolinas prospect on the assumption that this could be the initial pit area. The pits were modelled using 10 x 10 x 10 metre blocks and base case pit wall angles of 45 degrees, with sensitivities run at 50 degrees. Incorporating 45 degree wall angles and in pit measured, indicated and inferred resources, the derived strip ratio was 1.13 to 1.00, waste to mineralized resources at a grade of approximately 2.2% TiO2. Increasing the wall angle to 50 degrees reduced the derived strip ratio to 0.96 to 1.00, waste to mineralized resources at the same grade. For clarification, under NI 43-101 policy, inferred resources must be upgraded to a measured and indicated classification before they can be included in an economic assessment. Whilst the objective of the Company’s mapping, surface sampling and drilling programs is to both increase the quantity and classification of TiO2 resources on the Cerro Blanco property, the project is at an exploration stage and there is no guarantee of future exploration success or of economic viability. For these reasons, project cash flow estimates are not included in the Assessment.

Arcadis Geotecnica conducted an environmental base line study over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils. Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favoured by reptiles. Six underground springs were identified, several with only seasonal flow. As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis. Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring. Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and indentified two areas for the possible stockpiling of waste rock. The Company retained Arcadis Geotechnica to complete the recommended follow up survey and no archaeological relics were found.

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

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing. With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design,, for an environmental impact assessment and permitting program, and to commission a feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000. This figure includes a 20 per cent contingency but excludes general and administrative expenses. As of November 12, 2008, our cash position was approximately $1,745,000. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so, as discussed in Liquidity below

Marketing

In April 2008 executive management and our marketing team attended the Industrial Minerals Conference, in Athens Greece. At this event we also met with buyers of high grade rutile concentrate. We believe that market conditions are moving favorably towards the producers of concentrate as supply is tightening on a worldwide basis and prices are tending upwards. We received considerable interest in our proposed product(s), with questions concentrating on tonnage as opposed to pricing, a major change in perspective from past conferences.

Based on these discussions and preliminary marketing results, we believe that demand for our proposed product(s) will meet or exceed the planned capacity of the currently proposed physical plant. The market for TiO2 feedstock, particularly high grade rutile, appears to be entering a growth period, with increased demand coming not only from the paint and pigment industries, but also from welding rod manufacturers and metal producers. Our ability to enter this market, however, is subject to significant risk factors, including our ability to raise sufficient funds to meet the engineering plans noted above, as well as the successful completion of pilot plant operations which demonstrate our ability to produce a product(s) that meets purchaser’s specifications.

Results of Operations

We recorded a loss for the three months ended September 30, 2008 of $955,874 ($(0.03) per weighted average common share outstanding) compared to a loss of $1,482,440 ($(0.08) per share) for the comparable interim period in the preceding year. On a year to date basis, for the nine months ended September 30, 2008 the loss was $2,719,745 ($0.09 per share) compared to $2,321,724 ($0.14 per share) for the comparable period in 2007.

The 35% decrease in loss in the current quarter is primarily attributable to the recognition of $444,233 of stock based compensation expense in third quarter of 2007. Stock based compensation expense in third quarter of 2008 was $14,264, reflecting the much lower number of options issued or vesting this year.

Exploration expenditures during the quarter were $458,744 (YTD: $1,141,642) compared to $103,865 in third quarter of 2007 (YTD: $333,239). This is a result of the work carried out during the quarter on the Eli prospect, which was discovered last year,

For the first time, unrealized foreign exchange losses were a material part of the loss during the quarter. During 2007 and for the first three months of this fiscal year, the Chilean peso was strengthening against the US dollar. This started to reverse direction during the second quarter of 2008, and during the third quarter alone, the peso weakened 7% against the dollar, closing out the quarter at 551 pesos to the dollar.peso. As most of our expenses are incurred in - and many of our assets are held in - Chile, upon consolidation at quarter end this fluctuation resulted in an unrealized foreign exchange loss of $121,394. In comparison, the unrealized loss in third quarter of 2007 was immaterial at less than $500 and was recorded as part of total foreign exchange expense of $8,573.

Subsequent to the quarter end, the peso has weakened significantly against the dollar, with the current peso to dollar exchange rate quoted at 690 pesos to the dollar. Our practice to date has been to hold the vast majority of our funds in US dollars. However, as significant expenditures are anticipated in the next two quarters, we may in future hold some funds in Chilean pesos to meet these expenses. We believe that the volatility of the currency markets is such that both gains and/or losses are possible during the current quarter, and the results for the year as a whole are not determinable at this time.

Many other expenses are comparable, or lower, this quarter to the corresponding quarter last year. The most significant items are:

•
Advertising and promotion expense for the quarter were $3,461 (YTD – 30,160) compared to $14,230 and $42,273 for the comparable periods of 2007. This reduction is a result of lower expenses being incurred in raising awareness of the company ;

•
Consulting fees for the quarter were $32,715 (YTD – $146,419). During 2007 the respective figures were $220,939 and $373,017. However, the 2007 numbers include stock based compensation expense attributable to options issued to consultants. Excluding stock based compensation the 2007 expense was comparable to 2008 at $40,117 and $124,393 respectively;

•
Consulting fees – directors and officers were $91,964 (YTD - $286,166; 2007: $263,669 and $382,549 respectively). Again the 2007 expenses include stock based compensation. Excluding such compensation the 2007 comparatives are 51,800 and $147,800. During the first half of 2007 the fees of the CFO of approximately $27,000 were charged to consulting. Subsequent to his appointment to the board these fees were, and continue to be, charged to consulting fees- directors and officers. The balance of the increase reflects the use of various technical consultants and nominally increased officer compensation;

•	Insurance was $14,595 (YTD - $46,575 – 2007: 10,182 and $24,185) as insurance premiums rose significantly during the year;
•
Licenses and taxes were $50,248 for the three month period (YTD - $145,330), compared to $13,262 and $25,283 for the comparable periods of 2007. These increases were entirely incurred in Chile, as a result of increased land holding taxes and costs and IVA (Chilean value-added tax);

•	Management fees of $34,800 (YTD $104,400; 2007 - $610,411 and $658,411 respectively) are comparable when the third quarter of 2007 management stock bonus payment of $533,269 is excluded; and
•
Professional fees were $39,906 (YTD $171,159; 2007 $24,007 and $118,202 respectively). This reflects ongoing increases in accounting expenses, as well as increased legal expenditures due to the corporate reorganization in Chile and increased regulatory filing, including the S-1 registration statement and the BC Securities Commission issue. The latter issue alone cost approximately $34,000 to the end of June.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

s of September 30,, 2008, the Company had closed on its previously announced offering of up to 5,000,000 shares at a price of $0.75 per share. The offering was made concurrently to persons within the United States and to non-U.S. persons located outside the United States. We sold a total of 2,841,576 shares of common stock in the offering for gross proceeds of $2,131,182. During the second quarter we had previously reported 138,707 shares as being sold, which shares are included in the preceding total. Of these 2,841,576 shares sold in this offering, 2,817,869 were sold within the United States without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the purchasers was an accredited investor as defined in Regulation D. The remaining 23,707 shares were sold outside the United States to non-U.S. persons in accordance with the provisions of Regulation S. Each investor delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares. No investor entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. No underwriting discounts or commissions were paid in connection with these stock sales.

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

White Mountain Titanium Corporation

Date: November 13, 2008	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: November 13, 2008	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)