Form 10-Q/A
period 2008-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2008-11-14
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerate Filer ( )	Accelerated Filer ( )

Non-Accelerated Filer ( ) (Do not check if a smaller reporting company)	Smaller Reporting Company (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )  No (X)

32,030,709 shares of the issuer’s common stock, $.001 par value, were outstanding at October 30, 2008.

Transitional Small Business Disclosure Format (Check One) Yes ( )  No (X)

Explanation

The purpose of this amended filing is to correct two typographical errors in Item 2 of Part II of the original filing and to revise the information to indicate the amount paid in selling commissions in the offering described in such item. No other changes have been made to the original filing.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As of September 30, 2008, the Company had closed on its previously announced offering of up to 5,000,000 shares at a price of $0.75 per share. The offering was made concurrently to persons within the United States and to non-U.S. persons located outside the United States. We sold a total of 2,841,576 shares of common stock in the offering for gross proceeds of $2,131,182. During the second quarter we had previously reported 138,707 shares as being sold, which shares are included in the preceding total. Of these 2,841,576 shares sold in this offering, 2,817,869 were sold within the United States without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering. Each of the purchasers was an accredited investor as defined in Regulation D. The remaining 23,707 shares were sold outside the United States to non-U.S. persons in accordance with the provisions of Regulation S. Each investor delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares. No investor entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction. The Company paid $140,168 in selling commissions to licensed selling agents in this offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: November 13, 2008	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)