Form 10-K
period 2008-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2009-03-31
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-129347

White Mountain Titanium Corporation
(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Enrique Foster Sur 20, Piso 19 Las Condes, Santiago Chile	None
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (56 2) 231-5780

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐       (2)  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐

As of June 30, 2008, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $25,394,438 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 1, 2009, there were 32,404,042 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

White Mountain Titanium Corporation was incorporated under the laws of the State of Nevada on April 24, 1998.  From approximately 2000 until 2004, we had no business operations and no source of generating revenues.  We were a non-reporting shell company between 2000 and February 2004 when we entered into a reverse acquisition with GreatWall Minerals, Ltd., an Idaho corporation.  In February 2004 we merged with GreatWall which had had an on-going interest in the natural resources sector in Chile for several years and in 2003 had entered into an agreement to acquire a core holding of Cerro Blanco mining concessions through its 100% owned Chilean subsidiary, Compañía Minera Rutile Resources Limitada.  In September 2005 we completed the purchase of these mining concessions.

The mining concessions now consist of 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile.  We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  We are conducting a drilling campaign and pre-feasibility work in preparation for a feasibility study to determine whether the concessions contain commercially viable ore reserves.  If we are successful in obtaining a feasibility study which supports commercially viable ore reserves, we intend to exploit the concessions and to produce titanium dioxide (also referred to herein as TiO2) concentrate through conventional open pit mining and minerals processing.  Our business plan is to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions.  If this exploration program is unsuccessful, we will be unable to continue operations.

We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.  We estimate the cost to take the Cerro Blanco project to the point of commissioning a final engineering feasibility study at approximately $2,770,000.  This figure excludes general and administrative expenses.  As of March 1, 2009, our cash position was approximately $1,171,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

In 2008 we completed twelve kilometres of road on our concessions, conducted a drilling program on the Eli prospect, and commissioned and received various engineering studies including a technical report, the preliminary design of a processing plant, and an environmental base line study.

Over the next twelve to twenty-four months we have two principal objectives: to continue to advance the project towards a final engineering feasibility level and to secure off-take contracts for the planned rutile concentrate output.  We also continue to investigate the commercial viability of producing a feldspar co-product.  The feldspar could find applications in the glass and ceramics industries.

Plan of Operation

We completed the acquisition of an undivided interest in Cerro Blanco in September 2005.  Exploration drilling by us and the previous owner has defined rutile mineralization.  As discussed in more detail below, management believes that metallurgical test work has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional milling and flotation process.

Marketing

We commenced a marketing and market awareness program in 2007 directed at potential buyers of rutile, and have engaged a consultant with extensive experience in the international pigments business, to evaluate and advise on the market.  The marketing program includes provision for testing of samples of Cerro Blanco rutile concentrates at the buyers’ operations and, subject to technical acceptability, will end with the negotiation of off-take contracts.

In February 2007 executive management and our marketing team attended the Intertech Titanium Conference in Fort Lauderdale, Florida.  At this event we met with buyers of high grade rutile concentrate to gauge the potential demand for Cerro Blanco product and held discussions with TiO2 specialists.

In April 2008 executive management and our marketing team attended the Industrial Minerals Conference in Athens Greece.  At this event we also met with buyers of high grade rutile concentrate.  We believe that market conditions are moving favorably towards the producers of concentrate as supply is tightening on a worldwide basis and prices are tending upwards.  We received considerable interest in our projects, with questions concentrating on tonnage as opposed to pricing, a major change in perspective from past conferences.

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

Our business is currently focused on the mining concessions which constitute the Cerro Blanco property.  These concessions host a hard rock rutile deposit as opposed to ilmenite laden mineral sands deposits held by most of our competitors.  Rutile has a higher percentage of titanium oxide than mineral sands.

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

The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2006
Industry	Percent
Paint and Coatings	57.1%
Plastics and Rubber	26.3%
Paper	12.6%
Other*	4%
* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink

The table below gives a broad picture of principal uses for titanium dioxide.

Uses of Titanium Dioxide
Industry	Use
Paints & Pigments	Paints, coatings, lacquer, varnishes, to whiten and opacity polymer binder systems, to provide coating and hiding power, and to protect paints from UV radiation and yellowing of the color in sunlight.

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

Since 2004, an expanding world economy and industrial growth in China led to strong demand for titanium mineral concentrates, titanium metal and titanium dioxide (TiO2) pigment.  Gross production of titanium mineral concentrates (ilmenite and rutile) rose from 5.0 million tonnes in 2004 to an estimated 5.4 million tonnes in 2006.  During the same period, published prices for high grade rutile have held up at $500 - $750 per tonne, depending on grade.

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

For 2006, U.S. consumption of ilmenite and titaniferous slag was more than three times that of both natural and synthetic rutile.

Demand for Titanium Pigment

An assessment of U.S. Geological Survey historical data (Titanium Minerals Handbook, 1970-2006) shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons (Mt) in 1970 to 3.9Mt in 2000.  It declined to 3.7Mt in 2001 but rebounded to around 4Mt in 2002, with sales increasing by around 6.6% and a further rise of 3.2% in 2003.  In 2006 world consumption rose to 4.8 Mt.

Titanium Dioxide Prices

The 2006 year end published price range for bagged rutile mineral concentrates was US$570 to US$700 per metric ton, a moderate increase compared with that of 2005.  Year end prices of ilmenite concentrate ranged from US$75to US$85 per ton for 2006.

Competition

Once in production we will compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Titania A/S as well as other projects proposed for development.  Each of the existing producers has an operating history as well as proven reserves and resources; however the majority of their collective production is in the form of ilmenite or synthetic rutile, not natural rutile.

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

In order to be competitive, we will be required to meet buyers’ specifications, including particle size, concentration levels, calcium and impurities.  Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be concentrated to an acceptable level to buyers.   Results received in November 2006 of metallurgical mapping studies of the Cerro Blanco rutile deposit, which were based on 15 different samples selected from a recent RC drilling campaign, indicate that a high grade rutile product with low levels of calcium and other impurities can be produced from a range of ore types.  Based on these earlier results, the Company has initiated work at the pilot plant level, to investigate critical engineering and commercial factors.  The Company’s technical team, working with consultants, aims to process some 500 tonnes of Cerro Blanco ore in Chile to produce a commercial grade concentrate.

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

Mining, particularly copper mining is a significant industry in Chile.  We will be competing with a number of existing mining companies, including the state-owned Codelco Copper Corporation, one of the world’s largest copper producers, for qualified workers, supplies, and equipment.  However, management believes Cerro Blanco has an attractive location and good infrastructure in an active mining region.  The property is located at a low elevation, near the coast, with two nearby towns from which it will be able to draw manpower and supplies.

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

•
Mensura: The claim must be surveyed by a government licensed surveyor within nine months of the approval of the “Request for Survey.”  During the survey any surrounding claim owners may be present, and once completed the survey documents are presented to the court and reviewed by SERNAGEOMIN, the National Mining Service.  Assuming that all steps have been carried out correctly and all other necessary items are in order, the court then adjudicates the application and grants a permanent property right (a mensura), the equivalent to a “patented claim.”

Each of the above stages of the acquisition of a mining claim in Chile requires the completion of several steps, including application, publication, inscription payments, notarization, tax payments, legal fees, “patente” payments, and extract publication, prior to the application being declared by the court as a new mineral property.  Details of the full requirements of the claim staking process are documented in Chile’s mining code.  Most companies carrying on operations in Chile retain a mining claim specialist to carry out and review the claim staking process and ensure that their land position is kept secure.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports under the Exchange Act which comments remain unresolved.

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

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held.  We have converted our existing exploration licenses into thirty-three exploitation licenses. The tax payment for March 2007 was approximately $50,000 based upon the status of the mining concessions and the currency exchange rate at that time.  The payment for March 2008 was $55,000 at the prevailing exchange rate.

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

The surface rights are owned by Agrosuper, a large Chilean agricultural concern, and we are negotiating with the attorney who represents the company to either sell outright the surface rights to us or negotiate an easement and right of way with us.   This is an ongoing progress.   Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain.  We do not anticipate any material difficulty with surface rights on the Cerro Blanco property..

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

Exploration Plans

During 2006, we undertook two separate drilling campaigns.  The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing.  The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modelling.  On January 24, 2007, we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco.  The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west.  Core recoveries in excess of 95% were achieved in the majority of holes drilled.  Split core samples were sent in for on-going metallurgical testing, and whole-core geotechnical testing has been carried out in respect of rock mechanics for mine planning purposes.

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

During 2007, the Company’s geological team undertook and extensive geochemical sampling program at the Eli prospect.  Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1100 meters by 900 meters.  These were sent for chemical assay.  Samples showed mineralization with TiO2 grades in the range 1.0% to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2, respectively.

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

In January, 2008 the Company retained Thomas A. Henricksen, PhD. and a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”).  The Technical Report, which was dated February 25, 2008, was based on extensive geological mapping, surface sampling, 14,078 meters of drilling and a geological model developed by the Company.  In his report, Dr. Henricksen confirmed a current estimate of rutile resources under CIM classifications at the Las Carolinas and La Cantera prospects of measured and indicated resources of 32.9 million tonnes grading 2.23% TiO2.

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

With respect to mining, mining costs would be in addition to the processing plant operating costs estimates set out above.  A preliminary mine plan will be prepared once further drilling has been completed.  At present NCL have modeled preliminary optimized pits for only the Central Zone of the Las Carolinas prospect on the assumption that this could be the initial pit area.  The pits were modeled using 10 x 10 x 10 meter blocks and base case pit wall angles of 45 degrees, with sensitivities run at 50 degrees.  Incorporating 45 degree wall angles and in pit measured, indicated and inferred resources, the derived strip ratio was 1.13 to 1.00, waste to mineralized resources at a grade of approximately 2.2% TiO2.  Increasing the wall angle to 50 degrees reduced the derived strip ratio to 0.96 to 1.00, waste to mineralized resources at the same grade.  For clarification, under NI 43-101 policy, inferred resources must be upgraded to a measured and indicated classification before they can be included in an economic assessment.  Whilst the objective of the Company’s mapping, surface sampling and drilling programs is to both increase the quantity and classification of TiO2 resources on the Cerro Blanco property, the project is at an exploration stage and there is no guarantee of future exploration success or of economic viability. For these reasons, project cash flow estimates are not included in the Assessment.

Arcadis Geotecnica conducted an environmental base line study in 2005 -2006 over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils.  Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favored by reptiles.  Six underground springs were identified, several with only seasonal flow.  As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis.  Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring.  Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and indentified two areas for the possible stockpiling of waste rock.  The Company retained Arcadis Geotechnica to complete the recommended follow up survey and no archaeological relics were found.

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

 We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing.  With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000.  This figure includes a 20 per cent contingency but excludes general and administrative expenses.  As of March 1, 2009, our cash position was approximately $1,171,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and on the Pink Sheets under the symbol “WMTM.”  The table below sets forth for the periods indicated the range of the high and low bid information as reported by a brokerage firm, as reported on the Internet, and/or as reported by the Pink Sheets.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2007	First	$0.70	$0.41
	Second	$0.61	$0.49
	Third	$0.66	$0.40
	Fourth	$1.45	$0.51
FISCAL YEAR ENDED
DECEMBER 31, 2008	First	$1.13	$1.06
	Second	$1.02	$0.97
	Third	$0.97	$0.86
	Fourth	$0.56	$0.49

Holders

At March 26, 2009, we had approximately 118 holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” regarding information about our equity compensation plans.

Purchases of Equity Securities

We have no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded a loss for the year ended December 31, 2008 of $3,175,908 ($0.10 per weighted average common share outstanding) compared to a loss of $3,921,817 ($0.19 per weighted average common share outstanding) for 2007.  This 19% decrease in loss in the current year is attributable primarily to reduced stock based compensation of $45,339 as opposed to $718,184 recorded in 2007.

The principal expenses were:

•	Advertising and promotion of $38,168 (2007 - $65,757) due to reduced shareholder information initiatives as we concentrated on property related activities;
•	Consulting fees of $174,845 (2007 - $928,532) due to approximately $788,500 of2007 stock based compensation to external consultants and geological staff, as opposed to $nil for 2008;
•	Consulting fees - directors and officers of $354,139 (2007 - $1,231,327due to $1,001,700 of 2007 stock based compensation due to options and share issuances as opposed to $45,339 for 2008;
•
Exploration of $1,525,060 (2007 - $571,090) due to increased exploration activities on our Chilean property including drilling of the Eli prospect, construction of the access road to those prospects, and geological consulting with respect to various technical analysis and reports;

•	Insurance of $64,452 (2007 - $44,711) due to generally increased insurance rates;
•	Licenses, taxes and filing fees of $81,987 (2007 - $37,797 due to increased regulatory filings, particularly in Chile;
•	Management fees of $139,200 (2007 - $595,350) due to 2007 stock based compensation of $492,750 (2008-$nil); and
•	Professional fees of $246,212 (2007 - $191,331) due to increases in audit fees during the year as well as increased regulatory filings fees;
•	Rent of $102,258 (2007 - $86,827) due to increased third party rental rates for both of our offices;
•
Foreign exchange loss of  $175,759 (2007 - $9,418 gain) due to the fluctuations of the Chilean Peso and the US dollar during the year, resulting in losses being incurred in transactions and assets held in Chile;

•	Loss of sale of assets of $11,711 (2007 –$ nil) as a result of the sale of surplus vehicles in Chile.

With respect to income, we recorded $38,057 of interest income (2007 - $88,485) due in part  to lower cash balances but primarily due to declining interest rates on US dollar denominated term deposits.

Liquidity and Cash Flow

As of December 31, 2008 we had working capital of $1,509,859 (2007 - $2,700,895) including $1,475,460 (2007 -$2,678,652) of cash and cash equivalents.  As of March 1, 2009 our cash position is approximately $1,171,000.

We have prepared a 2009 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies.  We anticipate that expenditures, net of interest income will be such that we have sufficient funds for up to two years of operations, excluding 2009 drilling expenditures.   The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

We anticipate 2009 expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Pilot plant study	$42,000	$42,000
Pilot plant program, Stage 2	500,000	600,000
Marketing	50,000	60,000
Step out and infill drilling	1,120,000	1,120,000
Claim holding costs	40,000	60,000
Environmental compliance	100,000	200,000
Final feasibility study	400,000	400,000
Contingency	160,000	210,000
Total	$2,412,000	$2,692,000

We continue to actively source additional funds to meet or exceed the anticipated expenditures above.  We believe that the prospects are such that we will be able to raise sufficient funds; however there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise.  The most likely source of new funds would be an equity placement of common shares.  We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of the milestones in the engineering and marketing plans, and would delay any decision regarding the viability of operations while likely increasing future costs.

The July 2005 funding agreement with Rubicon contained certain anti-dilution provisions, such that any subsequent funds raised below $1.25 per share may trigger provisions which require the issuance of additional shares or re-pricing of warrants held by Rubicon.  This may influence our decision as to the suitability of any future financing.  In 2007 we commenced an offering of securities at $0.50 which triggered a reduction in the warrant exercise price to $0.50 per share and increased the number of shares issuable upon exercise of the outstanding preferred shares by a factor of 1.6.

Off-Balance Sheet Arrangements

During the year ended December 31, 2008, the Company did not have any off-balance sheet arrangements.

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

[THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(US Funds)

Index	Page

Report of Independent Registered Public Accounting Firm	22

Consolidated Financial Statements

Consolidated Balance Sheets	23

Consolidated Statements of Operations	24

Consolidated Statements of Cash Flows	25

Consolidated Statements of Stockholders’ Equity (Deficit)	26 - 28

Notes to Consolidated Financial Statements	29 - 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF
WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

We have audited the consolidated balance sheets of White Mountain Titanium Corporation (An Exploration Stage Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008, 2007 and 2006, and the cumulative period from inception (November 13, 2001) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008, 2007 and 2006, and the cumulative period from inception (November 13, 2001) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in Note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern.  Management plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
March 25, 2009

7th Floor, Marine Building	Fax:	604.688.4675
355 Burrard Street, Vancouver, BC	Telephone:	604.687.1231
Canada V6C 2G8	Web:	SmytheRatcliffe.com

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	December 31,
	2008	2007

Assets

Current
Cash and cash equivalents	$1,475,460	$2,678,652
Prepaid expenses	54,530	51,687
Receivables	15,646	39,953
Total Current Assets	1,545,636	2,770,292
Property and Equipment (Note 4)	86,019	58,466
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$2,283,605	$3,480,708

Liabilities

Current
Accounts payable and accrued liabilities	$35,777	$69,397

Total Current Liabilities and Total Liabilities	35,777	69,397

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6) 20,000,000 Shares authorized 625,000 (2007 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6) 100,000,000 Shares authorized 32,004,042 (2007 – 29,189,133) shares issued and outstanding	17,930,947	15,918,522
Deficit Accumulated During the Exploration Stage	(16,183,119)	(13,007,211)

Total Stockholders’ Equity	2,247,828	3,411,311

Total Liabilities and Stockholders’ Equity	$2,283,605	$3,480,708

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

				Cumulative Period
				From Inception
				(November 13,
				2001) through
	Years Ended December 31,			December 31,
	2008	2007	2006	2008

Expenses
Advertising and promotion	$38,168	$65,757	$42,738	$180,962
Amortization	39,766	22,824	17,540	95,580
Bank charges and interest	5,697	5,754	4,296	22,803
Consulting fees (Note 6(d))	174,845	928,532	115,955	1,930,622
Consulting fees – directors and officers (Note 6(d))	354,139	1,231,327	218,183	2,877,043
Exploration (Note 5)	1,525,060	571,090	1,041,629	4,142,633
Filing fees	2,570	250	27,463	47,867
Insurance	64,452	44,711	58,693	192,465
Investor relations	4,809	(7,708)	32,838	73,798
Licenses, taxes and filing fees	81,987	37,797	112,543	361,352
Management fees (Note 6(d))	139,200	595,350	96,000	1,396,390
Office	40,861	30,086	26,089	149,488
Professional fees	246,212	191,331	319,396	1,371,229
Rent	102,258	86,827	65,498	318,006
Telephone	22,573	28,266	13,490	74,099
Transfer agent fees	2,354	950	4,155	11,223
Travel and vehicle	181,544	189,182	176,450	865,033

Loss Before Other Items	(3,026,495)	(4,022,326)	(2,372,956)	(14,110,593)
Gain on Sale of Marketable Securities	-	-	69,064	87,217
Loss on Sale of Assets	(11,711)	-	-	(11,711)
Adjustment to Market for Marketable Securities	-	-	-	(67,922)
Foreign Exchange	(175,759)	9,418	(29,445)	(196,974)
Interest Income	38,057	88,485	146,503	345,375
Dividend Income	-	2,606	1,991	4,597
Financing Agreement Penalty (Note 6(a))	-	-	-	(330,000)

Net Loss for Year	(3,175,908)	(3,921,817)	(2,184,843)	(14,280,011)
Preferred stock dividends (Note 6(a))	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(3,175,908)	$(3,921,817)	$(2,184,843)	$(15,817,511)

Loss Per Common Share (Note 7)	$(0.10)	$(0.19)	$(0.10)

Weighted Average Number of Shares of Common Stock Outstanding	29,905,878	19,713,626	16,118,545

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

				Cumulative Period
				From Inception
				(November 13,
				2001) through
	Years Ended December 31,			December 31,
	2008	2007	2006	2008

Operating Activities
Net loss for year	$(3,175,908)	$(3,921,817)	$(2,184,843)	$(14,280,011)
Items not involving cash
Amortization	39,766	22,824	17,540	95,580
Stock-based compensation (Note 6(d))	45,339	718,184	59,896	2,164,089
Loss on sale of assets	11,711	-	-	11,711
Common stock issued for services	-	1,565,000	-	1,957,630
Financing agreement penalty (Note 6(b))	-	-	-	330,000
Adjustment to market on marketable Securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	(69,064)	(87,217)
Non-cash resource property expenditures	-	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	24,307	(11,166)	(16,676)	(15,646)
Marketable securities	-	-	75,884	19,295
Accounts payable and accrued liabilities	(33,620)	(40,174)	73,793	35,777
Prepaid expenses	(2,843)	(17,629)	(8,737)	(54,530)

Cash Used in Operating Activities	(3,091,248)	(1,684,778)	(2,052,207)	(9,167,111)

Investing Activities
Addition to property and equipment	(79,030)	(24,619)	(14,890)	(181,599)
Addition to mineral property	-	(1,950)	-	(651,950)

Cash Used in Investing Activities	(79,030)	(26,569)	(14,890)	(833,549)

Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock	-	-	-	5,000,000
Issuance of common stock	1,967,086	2,340,684	-	6,344,949
Stock subscriptions received	-	-	-	120,000
Stock subscriptions receivable	-	-	-	111,000
Working capital acquired on acquisition	-	-	-	171

Cash Provided by Financing Activities	1,967,086	2,340,684	-	11,476,120

Inflow (Outflow) of Cash and Cash Equivalents	(1,203,192)	629,337	(2,067,097)	1,475,460
Cash and Cash Equivalents, Beginning of Year	2,678,652	2,049,315	4,116,412	-

Cash and Cash Equivalents, End of Year	$1,475,460	$2,678,652	$2,049,315	$1,475,460

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$330,000	$830,000
Services	$-	$1,565,000	$-	$1,957,630

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and inception (November 13, 2001)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash
Private placements	4,040,000	404,000	-	-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-	-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-	-	(111,000)	-	-	365,110
Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	-	-	-	-	-	28,368
Adjustment to eliminate capital of accounting subsidiary on reverse takeover	-	(28,368)	-	-	-	-	-	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	-	365,779	-	-	-	-	-	365,779
Excess of purchase price over net assets acquired on recapitalization	-	-	-	-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-	-	-	-	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	841,889	-	-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	-	-	-	-	-	1,405,180
Share subscriptions received	-	-	-	-	-	120,000	-	120,000
Shares issued for services	128,500	205,320	-	-	-	-	-	205,320
Receipt of subscriptions receivable	-	-	-	-	111,000	-	-	111,000
Stock-based compensation	-	651,750	-	-	-	-	-	651,750
Net loss for year	-	-	-	-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

Preferred stock issued for cash
Private placement	-	-	6,250,000	5,000,000	-	-	-	5,000,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for cash
Private placement	459,000	459,000	-	-	-	(120,000)	-	339,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208

Shares issued for financial agreement penalty to be settled (Note 10)	440,000	330,000	-	-	-	-	-	330,000
Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Shares issued for cash
Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)
Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
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

These consolidated financial statements have been prepared by management on the basis of generally accepted accounting principles applicable to a “going-concern”, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has an accumulated deficit of $16,183,119 (2007 - $13,007,211), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

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

These financial statements include the accounts of the Company and its wholly-owned subsidiaries Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”) (formerly Compañía Minera Rutile Resources Limitada), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation.  All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Amortization

Amortization is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture	- 5 years
Office equipment	- 5 years
Computer equipment and software	- 5 years
Field equipment	- 5 years

(d)	Exploration expenditures

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Asset retirement obligations

The Company recognizes a legal liability for obligations related to the retirement of property, plant and equipment and obligations arising from the acquisition, construction, development or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements.

It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates.  Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

Although the Company has begun drilling, a reasonable estimate cannot be made at this time, therefore, no liability has been recorded.

(f)	Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  There is no federal income tax due as of December 31, 2008.

(g)	Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company has elected to adopt SFAS No. 123R as at January 1, 2005 using the modified prospective method. Common stock issued for services subsequent to January 1, 2005 have been issued with a strike price equal to the fair market value on the date of issuance.  Stock-based compensation is allocated to the expense category where the underlying expense is recorded.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Loss per share

The Company accounts for loss per share in accordance with SFAS No. 128, “Earnings Per Share”, which requires the Company to present basic and diluted earnings per share.  The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the year presented (see Note 7).  The Company uses the two-class method to calculate loss per share for common stock as well as preferred stock at their conversion equivalent to common stock.

Diluted loss per share has not been presented because the effects of all common share equivalents were anti-dilutive.

(i)	Financial instruments

The Company classifies its marketable securities into held-to-maturity, trading or available-for-sale categories. Marketable securities that are held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in operations. Marketable securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity (deficit).

The fair value of substantially all securities is determined by quoted market prices.  Gains and losses on securities sold are based on the specific identification method.

(i)	Credit risk

The Company’s financial asset that is exposed to credit risk consists primarily of cash and cash equivalents, which comprises a substantial portion of the Company’s assets.  To manage the risk, cash and cash equivalents are placed with major financial institutions.

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as amounts held at two major Canadian financial institution are in excess of federally insured amounts.  The Company mitigates this risk by having funds deposited at major financial institutions.

(ii)	Currency risk

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate each quarter.  The exchange rate may vary from time to time.  During the year ended December 31, 2008, the Company spent 784,882,121 Chilean pesos (US $1,517,176) on property exploration expenditures and $530,685 Canadian dollars (US $518,489) for operating and administration expenses.  Required expenditures to continue the exploration process will be affected by changes in foreign currency. The Company has not entered into any foreign currency contracts to mitigate this risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Financial instruments (Continued)

(iii)	Price risk

The Company is exposed to price risk with respect to commodity and equity prices. Equity price risk is defined as the potential adverse impact on the Company's earnings due to movements in individual equity prices or general movements in the level of the stock market. Commodity price risk is defined as the potential adverse impact on earnings and economic value due to commodity price movements and volatilities. The Company closely monitors commodity prices, individual equity movements, and the stock market to determine the appropriate course of action to be taken by the Company.

(j)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiaries is the US dollar.  The Company’s Chilean operations are re-measured into US dollars as follows:

•	Monetary assets and liabilities, at year-end rates;
•	All other assets and liabilities, at historical rates; and
•	Revenue and expense items, at the average rate of exchange prevailing during each quarter.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

(k)	Fair value measurement

With the adoption of SFAS No. 157, Fair Value Measurements, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and cash equivalents, amounts receivable, and accounts payable the carrying values approximate fair value due to their short-term nature.

SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS No. 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;
•	Level 2 — Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities);
•	Level 3 — Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

The Company performed a detailed analysis of the assets and liabilities and determined that it has no instruments that are subject to SFAS No. 157.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Use of estimates

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

Significant areas requiring the use of estimates relate to the rates for amortization, determining the variables used in calculating the fair value of stock-based compensation expense, valuation allowance for future income tax assets and determining asset retirement obligations.

(m)	Recently enacted accounting standards

(i)
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value.  Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.   Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (note 3(k)).

(ii)
In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities".  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007 (note 3(i)).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	(m) Recently enacted accounting standards (Continued)

(iii)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. It is effective 60 days following the Securities Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. There is no impact on the Company’s consolidated financial statements.

(n)	Future accounting changes

(i)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.  The Company believes there will be no impact on the Company’s consolidated financial statements.

(ii)
In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests, therefore this pronouncement will have no impact on the Company’s consolidated financial statements.

(iii)
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Future accounting changes (Continued)

(iv)
In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 will become effective January 1, 2009. The Company does not expect that FSB APB 14-1 will have a material impact on the Company’s consolidated financial statements.

(v)
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. The Company does not expect that FSP EITF 03-6-1 will have a material impact on the Company’s consolidated financial statements.

(vi)
In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the adoption of EITF No. 07-5 to change the classification or measurement of its financial instruments

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

4.	PROPERTY AND EQUIPMENT

	2008
		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	$63,750	$86,019

	2007
		Accumulated
	Cost	Amortization	Net

Vehicles	$42,549	$10,226	$32,323
Office furniture	2,704	860	1,844
Office equipment	5,417	1,442	3,975
Computer equipment	7,553	2,121	5,432
Computer software	1,142	207	935
Field equipment	23,085	9,128	13,957

	$82,450	$23,984	$58,466

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

5.	MINERAL PROPERTY AGREEMENTS

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation (“Phelps Dodge”), to acquire a 100% interest in nine exploration mining concessions totalling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase was $650,000 (paid).

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL (“Dorado”) on March 17, 2000. Under that agreement, Dorado purchased the mining exploitation concessions from Ojos del Salado for $1,000,000, of which $350,000 was paid.  A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado.  On September 5, 2003, Rutile assumed Dorado’s obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

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

Exploration expenditures incurred by the Company during the years ended December 31, 2008, 2007, and 2006 were as follows:

	2008	2007	2006

Assaying	$107,052	$70,671	$75,741
Concession fees	47,014	43,148	20,632
Drilling	604,009	-	325,021
Environmental	-	10,792	-
Equipment rental	152,792	16,560	28,048
Geological consulting fees	312,988	260,811	368,218
Maps and miscellaneous	130,879	75,922	109,616
Metallurgy	-	5,766	5,441
Site costs	153,398	71,977	84,075
Transportation	16,928	15,443	24,837

Exploration expenditures for year	$1,525,060	$571,090	$1,041,629

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

6.	CAPITAL STOCK

(a)	Preferred stock

The Company’s authorized preferred stock with a par value of $0.001 is 20,000,000 shares. Each share of preferred stock has such rights, preferences and designations and will be issued in such series as determined by the Board of Directors.

During the year ended December 31, 2005, the Company designated and issued Series A convertible stock with a par value of $0.001 per share.  Each share of preferred stock is convertible into one common share of common stock at any time at the holder’s option.  The preferred stock is unlisted, non-retractable and non-redeemable.  The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which they are convertible.  The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders.

Pursuant to the issuance of 6,875,000 shares of preferred stock in 2005, the Company was required to reach certain milestones including filing a registration statement relating to the common stock that would be issued on conversion of the preferred stock into common stock.  Failure to meet these milestones would cause the Company to incur a penalty of 1% of the purchase price of the securities for each month the Company failed to meet the requirements.  On May 5, 2006, the Company reached an agreement with the preferred stockholders to settle damages incurred related to breaching these milestones and deferred the period by when the registration must become effective to September 30, 2006.  To settle this penalty, the Company agreed to issue 440,000 registered shares of common stock at a price of $0.75 each representing the fair market value at the date of settlement, for a total of $330,000. The Company treated the liquidating damages of the above transaction as a separate instrument and estimated its value at December 31, 2005 to be $330,000, being the Company’s estimate of the total penalty it would pay.  During 2006, this liability was settled through the issuance of common stock (note 10).

During the year ended December 31, 2007, the holder of 6,250,000 shares of preferred stock elected to sell its position to new investors.  The new investors purchased and received shares of common stock that resulted from the conversion of the preferred stock into 6,250,000 shares of common stock.  Accordingly, the value of those shares of preferred stock was transferred to common share equity.

No additional preferred stock was issued during the years ended December 31, 2007 or 2008.

(b)	Common stock

The Company’s authorized common stock with a par value of $0.001 is 100,000,000 shares.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

6.	CAPITAL STOCK (Continued)

(b)	Common stock (Continued)

During the year ended December 31, 2008, the Company completed an offering of 2,814,909 shares at a price of $0.75 per share for gross proceeds of $2,111,180.  Share issuance costs for the private placement consist of cash payments of $144,094 to give net proceeds of $1,967,086.

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

(ii)
issued 700,000 shares of common stock to management, employees and consultants for past services at $0.50 per share of common stock, the market value at the time of signing the agreement.  These costs have been expensed as management and consulting fees.  An additional 700,000 warrants were issued exercisable on the same terms as in note (i) above, and were recorded at fair value using the Black-Scholes option pricing model;

(iii)	issued 6,250,000 shares of common stock upon the conversion of 6,250,000 shares of preferred stock as described in Note 6(a); and

(iv)
issued 900,000 shares of common stock to management, employees and consultants for services at $1.35 each, the market value at the time of signing the agreement. These costs have been expensed as management and consulting fees.

(c)	Stock options

During the year ended December 31, 2008, 165,000 stock options were granted at an exercise price of $1.00.  Options totaling 103,125 were fully vested as at December 31, 2008, with a balance of 61,875 options to vest in 2009.

During the year ended December 31, 2007, 1,325,000 stock options were granted at an exercise price of $0.50.  These options were fully vested as at December 31, 2007.  In addition, all partially vested stock options previously granted fully vested during 2007 and terms of certain options were extended as follows:

(i)	600,000 options were re-priced from an exercise price of $0.60 each to $0.50 each and were extended from an expiry date of May 31, 2009 to May 31, 2011;

(ii)	400,000 options were re-priced from an exercise price of $1.00 each to $0.50 each and were extended from an expiry date of January 31, 2008 to January 31, 2011;

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

6.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

(iii)	200,000 options were re-priced from an exercise price of $1.25 each to $0.50 each and were extended from an expiry date of August 1, 2009 to August 1, 2011; and

(iv)	350,000 options were re-priced from an exercise price of $1.25 each to $0.50 each and were extended from an expiry date of August 31, 2009 to August 31, 2011.

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of year	2,975,000	$0.50	1,650,000	$0.50
Granted	165,000	$1.00	1,325,000	$0.50

Outstanding – end of year	3,140,000	$0.57	2,975,000	$0.50
Exercisable – end of year	3,078,125	$0.57	2,975,000	$0.50

As at December 31, 2008 and 2007, the following director and consultant stock options were outstanding:

	Exercise
Expiry Date	Price	2008	2007

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	250,000	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	-

		3,140,000	2,975,000

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

6.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at December 31, 2008 were in the following exercise price ranges:

Options Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$28,750	2.78
$1.00	$1.00	165,000		4.48
$2.00	$2.00	100,000		0.58

	$0.57	3,140,000	$28,750	2.80

Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$28,750	2.78
$1.00	$1.00	103,125		4.48
$2.00	$2.00	100,000	-	0.58

	$0.57	3,078,125	$28,750	2.80

(d)	Stock-based compensation

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	2008	2007	2006

Consulting fees - directors and officers	$45,339	$359,227	$35,683
Consulting fees	-	248,507	24,213
Management fees	-	110,450	-

Compensation - options	$45,339	$718,184	$59,896

The total compensation cost related to non-vested options not yet recognized is $35,808 and the weighted average period of these options is 4.48 years.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

6.	CAPITAL STOCK (Continued)

(d)	Stock-based compensation (Continued)

The following assumptions were used for the Black-Scholes option pricing model valuation of stock options granted:

	2008	2007	2006

Expected life (years)	5	3 – 5	3 – 4
Interest rate	3.52%	4.40%	3.98%
Volatility	57.12%	88.79%	83.83%
Dividend yield	0.00%	0.00%	0.00%

(e)	Share purchase warrants

Details of stock purchase warrant activity is as follows:

	2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of year	13,022,600	$0.54	7,175,000	$0.50
Issued	-	$0.00	5,847,600	$0.60
Expired	-	$0.00	-	$0.00

Outstanding and exercisable
- end of year	13,022,600	$0.54	13,022,600	$0.54

During the year ended December 31, 2007, 7,175,000 warrants had their exercise price reduced from $1.25 each to $0.50 each due to anti-dilution provisions, which were triggered by the private placement at $0.50 per unit.  See Notes 6(b) and (c).

As at December 31, 2008 and 2007, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	2008	2007

July 11, 2009	$0.50	6,550,000	6,550,000
September 7, 2009	$0.50	625,000	625,000
August 10, 2010	$0.60	5,847,600	5,847,600

		13,022,600	13,022,600

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

7.	LOSS PER SHARE

The following data shows the amounts used in computing loss per share for the years presented:

	2008	2007	2006

Net loss for year	$(3,175,908)	$(3,921,817)	$(2,184,843)
Preferred stock dividends	-	-	-

Net loss available for distribution	$(3,175,908)	$(3,921,817)	$(2,184,843)

Allocation of undistributed loss
Preferred shares (1.92%; 2007 - 2.10%; 2006 - 29.71%)	$(60,834)	$(82,214)	$(649,011)
Common shares (98.08%; 2007 - 97.90%; 2006 - 70.29%)	(3,115,074)	(3,839,603)	(1,535,832)

	$(3,175,908)	$(3,921,817)	$(2,184,843)

Basic loss per share amounts
Undistributed amounts
Loss per preferred share	$(0.10)	$(0.02)	$(0.09)
Loss per common share	$(0.10)	$(0.19)	$(0.10)

Weighted average number of shares:

	2008	2007	2006

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	625,000	5,299,658	6,875,000
Common stock	29,905,878	19,713,626	16,118,545

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

8.	INCOME TAXES

Income tax provisions are determined as follows:

	2008	2007	2006

Income tax benefit computed at statutory tax rate	$(1,077,225)	$(1,372,636)	$(764,695)
Stock-based-compensation	15,869	251,364	20,964
Adjustment due to effective rate attributable to income taxes of other countriesStock-based-compensation	396,159	136,855	266,070
Expired losses	3,268	-	-
Change in valuation allowance	661,929	984,417	477,661
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The applicable tax rate to be expected is 35%. The components of the net deferred income tax assets are approximately as follows:

	2008	2007	2006

Deferred income tax assets
Net operating losses and credit carry-forwards	$2,607,481	$2,502,178	$1,388,895
Valuation allowance	(2,607,481)	(2,502,178)	(1,388,895)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the tax assets more likely than not will not be realized.

To date the Company has paid a total of 249,634,000 Chilean pesos (US $385,000) (2007 - $134,631,000 Chilean pesos (US $270,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on revenue-producing operations.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

8.	INCOME TAXES (Continued)

The Company has available approximate non-capital losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions.  The losses expire as follows:

Available to	USA	Foreign	Total

2019	$10,270	$-	$10,270
2020	1,704	-	1,704
2021	4,574	-	4,574
2022	1,200	-	1,200
2023	22,201	-	22,201
2024	782,836	-	782,836
2025	690,606	95,793	786,399
2026	409,782	214,988	624,770
2027	2,160,814	196,906	2,357,720
2028	403,158	495,967	899,125
Non-expiring carry forward losses	-	6,152,774	6,152,774

	$4,487,145	$7,156,428	$11,643,573

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

9.	RELATED PARTY TRANSACTIONS

	2008	2007	2006

Advances for expenses outstanding atDecember 31,	$1,490	$-	$10,000
Consulting fees	354,139	434,993	308,576
Management fees	139,200	121,600	96,000
Rent	24,000	22,000	15,000

	$518,829	$578,593	$429,576

Advances are made to various related parties as required for corporate purposes including travel.  Expenses are incurred on behalf of the Company.

Consulting fees include payments to the officers and directors of the Company for services rendered, and include payments to the President, CFO and VP Investor Relations.  Management fees and rent consist of fees paid to a company partly controlled by the CEO of the Company.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

10.	LOSS CONTINGENCY

The Company’s Securities Purchase Agreement with Rubicon and Phelps Dodge required that a registration statement for the resale of the shares underlying the preferred shares and warrants issued to them be effective by January 30, 2006 and that the Company file a prospectus in Canada.  In May 2006, the Company amended the Securities Purchase Agreement and issued 400,000 shares to Rubicon and 40,000 shares to Phelps Dodge in consideration for extending the registration period to September 30, 2006 and eliminating the Canadian filing requirement.  These 440,000 shares may not have been eligible for an exemption from registration under the Securities Act of 1933.  In the absence of such an exemption, these parties could bring suit against the Company to rescind the purchase of the 440,000 shares, in which event the Company could be liable for rescission payments (note 6(a)).

During the year ended December 31, 2006, Rubicon agreed not to require registration of the 400,000 shares issued to it.  A similar agreement is being sought from Phelps Dodge, but has not yet been received.

If the Company were to rescind the sale of the shares to Phelps Dodge, it would be liable for liquidated damages since January 30, 2006 equal to $5,000 per month for failure to meet the registration deadlines in the Securities Purchase Agreement.  Through December 31, 2008, these damages could be as much as $175,000, plus interest at the rate of 1.5% per month.  The Company believes that because of the relative amount of the liquidated damages collectable by Phelps Dodge, the likelihood of exercising a right of rescission and the attendant potential aggregate liability is not probable.

The Company accrued the $330,000 as a liability and subsequently settled the debt by issuing 440,000 shares, which were recorded as shares issued for settlement of this amount. The Company believes no additional accruals are required.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

11.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At year-end, total assets by geographic location are as follows:

	2008	2007

Canada	$648,438	$2,630,934
Chile	105,874	88,407
United States	1,529,293	761,367

	$2,283,605	$3,480,708

12.	SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company issued an aggregate of 400,000 shares of common stock to two officers of the Company as compensation for achieving pre-determined milestones; and

[THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events are reportable pursuant to this item.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 26, 2009, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background

Michael P. Kurtanjek	57	Director & President	2004
Mr. Kurtanjek has served as our President since February 2004.  From 1988 to 1995, he was a mining equity research analyst and institutional salesman with James Capel & Co. and Credit Lyonnais Lang and from 1995 to 2004, a director of Grosvenor Capital Ltd., a private business consulting firm.

Howard M. Crosby	56	Director	2004
Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm.  From 1994 to June 2006 he was president and a director of Cadence Resources Corporation (now Aurora Oil and Gas, Inc.), a publicly traded oil and gas company.  From 2006 until 2008 he was the President and a director of Gold Crest Mines, Inc., a reporting company engaged in mining activities.  He is also an officer and/or director of Dotson Exploration Company, Nevada-Comstock Mining Company (formerly Caledonia Silver-Lead Mines Company), Tomco Energy, Apoquindo Minerals, Inc., Plasmet Corp. (which has filed an S-1  registration statement with the SEC), and Neokinetics Corp., none of which is a reporting company, except for Tomco Energy.

Cesar Lopez	44	Director	2004
Mr. Lopez has been a partner of Lopez & Ashton, a legal and consulting firm primarily to mining companies, since January 2002.  From November 1995 until January 2002 he was self-employed as independent legal counsel to mining companies and other clients operating in Chile.

Brian Flower	59	Director & Chairman	2005
Mr. Flower has served as our Chairman since September 8, 2006.  He served as our Chief Financial Officer from February 2005 through September 8, 2006.  From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 1999, Chief Financial Officer and Senior Vice-President, Corporate Development with Viceroy Resource Corporation.  Since January 2000, he has provided management consulting and advisory services through two partly owned companies of which he is president, Chapelle Capital Corp. and Trio International Capital Corp.  He is also chairman, president, and a director of Orsa Ventures Corp., a reporting company.

Charles E. Jenkins	53	Director & CFO	2007
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

Wei Lu	43	Director	2008
Wei Lu is a partner of Cybernaut Capital Management Ltd, a private equity firm with a Greater China regional focus, and has over fifteen years of diverse experience in investment research and management as well as business operations.  He was previously a vice president of The Blackstone Group, assisting in managing an Asia Pacific investment fund.  Prior to Blackstone, he was a vice president and senior analyst at Oppenheimer Asset Management and Bank of New York Capital Markets.  He was also a co-founder and CFO of the San Francisco headquartered internet technology and consulting firm SRS2 Inc.  Mr. Lu received an MBA degree from Northeastern University, an MS in Economics from the University of Connecticut, and a Bachelor of Science degree in International Business from Shanghai Jiaotong University.  Mr. Lu is a Chartered Financial Analyst Charter holder.

John J. May	60	Director	2008
Mr. May has been a managing partner of City of Westminster Corporate Finance LLP, a financial consulting firm, since April 2008.  He has also been a senior partner of John J. May Chartered Accountants since July 1994.  Mr. May is also a director of Avatar Systems, Inc.; International Consolidated Minerals, Inc.; Petroleum Energy PLC; Tomlo Energy PLC; Red Leopard Minerals PLC; Southbank UK OIC, and London & Darfur Healthcare, Inc., each of which is a reporting company with the Securities and Exchange Commission.

Audit and Compensation Committees

We have a standing audit committee composed of the following directors:  Brian Flower, Wei Lu, and John J. May.  The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor.  Mr. Flower, because of his consulting agreement with us under which he received in excess of $60,000 last year, would not be considered an independent member of the audit committee.

We also have a standing compensation committee composed of the following directors:  Howard M. Crosby, John J. May and Wei Lu.

The board has adopted a policy to compensate non-executive directors who are members of committees of the board.  These persons will receive $1,000 plus expenses for attendance in person at each committee meeting.  They will receive $500 for attendance at committee meetings by conference telephone.  In addition, each chairman of the committee will receive $1,000 per meeting they chair.  To date we have not paid any compensation under this policy.

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

 ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation of the named executive officers for each of the two fiscal years ended December 31, 2008 and 2007:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)

Michael P. Kurtanjek,	2008	$158,800	—	—	$16,932	(1)	$175,732
President	2007	$123,500	$372,500	$58,907	$22,362	(1)	$577,269
Charles Jenkins, CFO	2008	$72,000	—	—	—		$72,000
	2007	$61,493	$75,000	$142,357	—		$278,850
Howard Crosby, Vice-	2008	—	—	—	$78,000	(2)	$78,000
President	2007	—	$50,000	$60,543	$78,000	(2)	$188,543
Brian Flower,	2008	—	—	—	$139,200	(3)	$139,200
Chairman	2007	—	$372,500	$110,449	$102,400	(3)	$585,349
(1)	This amount represents the cost to us of maintaining an apartment in Chile for Mr. Kurtanjek.
(2)	This amount was paid to Crosby Enterprises under our Business Consulting Agreement with Mr. Crosby’s company.
(3)	This amount was paid to Trio International Capital Corp., an entity partially owned by Mr. Flower.

Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property.  This agreement has been extended automatically for an additional one-year terms and is currently effective through January 31, 2010.  Under the agreement we agreed to pay a monthly fee of $9,500, plus reimbursable out-of-pocket expenses, which was increased to $11,400 on August 31, 2007.  Either party may terminate the agreement without cause upon 120 days’ written notice and at any time for cause.  The agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, our board approved grants of 200,000 shares to Mr. Kurtanjek every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Kurtanjek upon the listing of our stock on the American Stock Exchange or other senior exchange.  Mr. Kurtanjek devotes essentially all of his time to the business of our company.  On May 31, 2004, we granted to him fully vested four-year common stock purchase options for 600,000 shares exercisable at $0.60 per share.  On August 31, 2007, we granted him common stock purchase options for 150,000 shares exercisable at $0.50 per share; we also repriced the prior options to $0.50 per share and extended the options by three years.  On August 10, 2007, we granted Mr. Kurtanjek warrants to purchase 225,000 shares at $0.60 per share.

Effective September 8, 2006, we entered into a one-year renewable Management Services Agreement dated September 1, 2006, with Mr. Jenkins for service as a part-time Chief Financial Officer of our company.  This agreement is currently effective through September 1, 2009.  Under the agreement we have agreed to pay a monthly fee of C$5,000 per month plus Goods and Services Tax in Canada, plus reimbursable out-of-pocket expenses.  As additional compensation under the agreement, we granted to him 100,000 five-year options exercisable at $1.25 per share.  On August 31, 2007, the options were repriced to $0.50 per share and were fully vested.  These options will be subject to the terms, definitions and provisions of our Stock Option Plan. Effective August 31, 2007 the monthly management fee payable to Mr. Jenkins was raised to US$6,000.   Either party may terminate the agreement without cause upon 120 days’ written notice and at any time for cause.  In the event of termination upon a change of control, Mr. Jenkins will be compensated as follows:  immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to him; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which he is eligible; the extension of the exercise period for at least six months following such termination.  The agreement also provides for maintaining the confidentiality of any proprietary information.  Also effective August 31, 2007, Mr. Jenkins received a bonus for past services comprised of five-year, fully vested options to purchase 300,000 shares at $0.50 per share, 150,000 shares of common stock, and 150,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share.  All options have now vested.  On December 21, 2007, our board approved a bonus of 100,000 shares to Mr. Jenkins upon the listing of our stock on the American Stock Exchange or other senior exchange.  Mr. Jenkins devotes approximately half of all of his time to the business of our company.  On August 10, 2007, we granted Mr. Jenkins warrants to purchase 150,000 shares at $0.60 per share.

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

On February 10, 2005, we entered into a letter agreement with Trio International Capital Corp., a company partly owned by Brian Flower.  This agreement provided that Trio, through its wholly owned subsidiary, Pacific Venture Management Ltd., would provide services to us in connection with our plans to seek listing of our stock on the Toronto Stock Exchange or other suitable senior exchange; provide and coordinate our office in Vancouver, Canada; manage our corporate functions; and provide assistance with the pre-feasibility and feasibility reports on our property in Chile.  Mr. Flower devoted approximately 80% of his time to the affairs of the company under this agreement, including serving as our Chief Financial Officer from February 2005 through September 8, 2006.  As compensation under the agreement, Trio received options to purchase 400,000 shares of our common stock at $1.00 per share at any time on or before January 31, 2008.  On August 31, 2007, the exercise price was reduced to $0.50 per share and the term of the options was extended by three years.  We also paid Trio a monthly fee of $5,250 plus Goods and Services Tax in Canada under the agreement since its inception through July 31, 2005, at which time the monthly fee was increased by the board to $8,000.  Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, which replaced the original agreement and provides for the furnishing of the same services as under the original letter agreement.  This agreement was extended automatically for an additional one-year term beginning February 1, 2008, and is currently effective through January 31, 2010.  Under the new agreement we agreed to pay a monthly fee of $8,000, plus reimbursable out-of-pocket expenses.  Trio has also agreed to provide office space for us for which we pay $1,250 per month.  We have also allowed Trio, through one of its subsidiaries, to broker the ocean transportation services for any product produced from our Cerro Blanco property.  Either party may terminate the new agreement without cause upon 120 days’ written notice and at any time for cause.  In the event of termination upon a change of control, Trio will be compensated as follows:  immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination.  The new agreement also provides for maintaining the confidentiality of any proprietary information.  In September 2006, we amended the agreement to provide for Mr. Flower’s services as our Chairman rather than our Chief Financial Officer with additional responsibilities for marketing, finance, corporate development and investor relations.  The agreement also provides for payment of operating expenses for the company.  Effective August 31, 2007 the monthly management fee payable to Trio was raised to $9,600 and the monthly office fee, to $2,000.  Effective January 1, 2008, the monthly management fee was raised to $11,600.  On December 21, 2007, the Board determined that in the event that the time commitment of Mr. Flower increases beyond 80%, the base compensation payable to Trio will be increased proportionately, but not to exceed the base compensation payable to Mr. Kurtanjek.  Mr. Flower receives no other compensation for serving as our Chairman, except as provided in this agreement with Trio.  Also effective August 31, 2007, Trio received a bonus for past services comprised of five-year, fully vested options to purchase 150,000 shares at $0.50 per share, 225,000 shares of common stock, and 225,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share.  On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services.  Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange.  Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as a director of our company.

Equity Awards

The following table sets forth certain information for the named executive officers concerning unexercised options that were outstanding as of December 31, 2008:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael P. Kurtanjek,	600,000	-0-	-0-	$0.50	5/31/2011
President (Principal	150,000	-0-	-0-	$0.50	8/31/2012
Executive Officer)
Charles Jenkins, CFO	100,000	-0-	-0-	$0.50	8/31/2011
	300,000	-0-	-0-	$0.50	8/31/2012
Howard Crosby, Vice-President	200,000	-0-	-0-	$0.50	8/1/2011
	100,000	-0-	-0-	$0.50	8/31/2012
Brian Flower, Chairman	400,000	-0-	-0-	$0.50	1/31/2011
	150,000	-0-	-0-	$0.50	8/31/2012

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2008:

Director Compensation

Name	Stock Awards ($)	All Other Compensation ($)		Total ($)
Cesar Lopez	—	$49,741	(1)	$49,741
Wei Lu	—	$35,660	(2)	$35,660
John May	—	$35,660	(2)	$35,660
(1)	This amount represents legal fees paid to Mr. Lopez in Chile. The hourly legal fees were paid in Chilean pesos at prevailing exchange rates.
(2)	This amount represents stock based compensation amounts for option grants during the year.

On July 29, 2005, the board adopted a policy to compensate directors who are not executive officers of the Company.  Such persons will receive $1,000 plus expenses for attendance in person at each meeting of the Board of Directors.  They will receive $500 for attendance at such meetings by conference telephone.  Also on July 29, 2005, the board adopted a policy to compensate non-executive directors who are members of committees of the board.  These persons will receive $1,000 plus expenses for attendance in person at each committee meeting.  They will receive $500 for attendance at committee meetings by conference telephone.  In addition, each chairman of the committee will receive $1,000 per meeting they chair.  No fees were paid to or accrued by any director during 2008 pursuant to the policies adopted on July 29, 2005 for director and committee member compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 26, 2009, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership (1)		Percentage of Class (2)

Michael P. Kurtanjek	2,089,745	(3)	6.3%
9 Church Lane
Copthorne
West Sussex, England
RH10 3PT

Howard M. Crosby	1,249,000	(4)	3.8%
6 East Rose Street
Walla Walla, WA 99362

Cesar Lopez	1,089,000		3.4%
Enrique Foster Sur 20, Piso 19
Las Condes, Santiago, Chile

Brian Flower	1,400,000	(5)	4.2%
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada V6E 4A2

Charles E. Jenkins	700,000	(6)	2.1%
2150-1188 West Georgia Street
Vancouver, British Columbia
Canada V6E 4A2

Wei Lu	382,500	(7)	1.2%
120 Linden Street
Needham, MA 02492

John J. May	332,500	(8)	1.0%
2 Belmont Mews
Camberley
Surrey GU15 2PH

Executive Officers and	7,242,745		20.5%
Directors as a Group
(7 Persons)

Rubicon Master Fund (9)	6,650,000	(10)	17.2%
c/o Rubicon Fund Management LLP
103 Mount St.
London W1K 2TJ
United Kingdom

Kin Wong	2,000,000		6.2%
6 Bl 23 Floor
Cts Plaza Otc
Peoples Republic of China

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 2009, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 32,404,042 shares of common stock outstanding as of March 26, 2009.
(3)	Includes 750,000 shares issuable pursuant to options and 225,000 stock purchase warrants.
(4)	Includes 300,000 shares issuable pursuant to options and 100,000 stock purchase warrants.
(5)	Includes 550,000 shares issuable pursuant to options and 225,000 stock purchase warrants.
(6)	Includes 150,000 shares issuable pursuant to stock purchase warrants and 400,000 shares issuable pursuant to options.
(7)	Includes 82,500 shares issuable pursuant to options.
(8)	Includes 82,500 shares issuable pursuant to options.
(9)
Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd. and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund.  Paul Anthony Brewer and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP.  Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund.  Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon Master Fund.

(10)
Includes 6,250,000 shares issuable upon exercise of warrants.  Notwithstanding the foregoing, the warrants may not be exercised if the holder of the security, together with its affiliates, after such exercise would hold 4.9% of the then issued and outstanding shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2008, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	3,140,000	(1)	$0.57	-0-
Equity compensation plans not	7,175,000	(2)	$0.53	-0-
approved by security holders	100,000	(3)	$2.00	-0-
Total	10,415,000		$0.62	-0-
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 26, 2007, we entered into a Brokerage Representation Agreement with Beacon Hill Shipping Ltd., an entity in which Mr. Flower is a principal.  The term of the agreement is for the life of our mining property in Chile.  We have agreed to pay commissions of 2.5% for carriers or vessels sourced by Beacon Hill and 1% in the case of any sale or purchase of vessels by or for the project owners.

On February 1, 2004, we entered into a Management Services Agreement through our Chilean subsidiary with Lopez & Ashton Ltda., an entity composed of Cesar Lopez, one of our directors, and Stephanie D. Ashton, a former director who resigned in March 2007.  This agreement provided that Lopez & Ashton would provide consulting and management services in Chile in connection with our mining concessions located there.  The agreement expired on December 31, 2005.  Effective January 1, 2006, we entered into a new one-year renewable Management Services Agreement dated February 6, 2006, with Lopez and Ashton.  This agreement was extended automatically for an additional one-year term beginning February 1, 2007 and expired on January 31, 2008.  Under the new agreement, Lopez & Ashton provided and maintained our corporate offices in Chile, provided administrative services for us in Chile, including maintaining our accounting records, provided legal services, and furnished other related services.  The new agreement also provided for monthly payments of $2,500 for the office space, $500 for office support services such as a receptionist, $1,000 for accounting services, and $2,000 for administrative services.  We also paid $nil and $6,352 for the years ended December 2008 and 2007, respectively, to Ms. Ashton for management services at an hourly rate of $100 and we paid $49,741 and $54,086 for the same respective years to Mr. Lopez for legal services at $250 per hour.  We paid the flat fee amounts in Chilean pesos at a fixed rate of CH$550 pesos for each US$1.00 and the hourly fees at prevailing exchange rates. On December 21, 2007, the Board granted a bonus of 100,000 fully vested shares to Mr. Lopez for past services.

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

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  As a result, we have adopted the independence standards of the American Stock Exchange to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment.  Our board of directors has determined that Wei Lu and John May would meet this standard, and therefore, would be considered to be independent.

Our audit committee is composed of the following directors:  Brian Flower, Wei Lu and John May.  Our compensation committee is composed of the following directors:  Howard M. Crosby, Wei Lu, and John May.  The rules of the American Stock Exchange require that an audit committee of a small business issuer must maintain at least two members and that a majority of the members must be independent directors.  We believe our audit and compensation committees meet this standard.  The rules further provide that compensation of the chief executive officer and the other officers can be determined by a compensation committee generally composed of independent directors.  Neither Mr. Flower nor Mr. Crosby would be considered independent members of these committees.  During the year ended December 31, 2008, Mr. Crosby served as a member of our audit committee and Mr. Kurtanjek served as a member of our compensation committee, neither of whom was considered independent an independent director or member of these committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2008 and 2007.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2008 were $49,506 (invoiced as C$57,150).  This total includes $25,443 (C$26,950) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2008.  The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2007 were $50,223 (C$50,350).  This total includes $14,873 (C$15,350) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2007.

Audit-Related Fees
There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

Tax Fees
We paid $4,578 (C$4,850) to our auditors for tax related work in 2008. There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning in the fiscal year ended December 31, 2007.

All Other Fees
There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2008 and 2007.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, 2006, and for the cumulative period from inception (November 13, 2001) through December 31, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, 2006, and for the cumulative period from inception (November 13, 2001) through December 31, 2008

Consolidated Statements of Stockholders’ Equity from inception (November 12, 2001) through December 31, 2008

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated January 26, 2004, with GreatWall Minerals, Ltd.	SB-2	333-129347	2.1	10/31/05
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Form of Common Stock Certificate	SB-2	333-129347	4.1	10/31/05
4.2	Certificate of Designations, Preferences and Rights of the Class A Convertible Preferred Stock, as amended	SB-2	333-129347	4.2	10/31/05
4.3	Form of Class A Convertible Preferred Stock Certificate	SB-2	333-129347	4.3	10/31/05
4.4	Warrant Certificate dated July 11, 2005, for Rubicon Master Fund	SB-2	333-129347	4.4	10/31/05

4.5	Warrant Certificate dated September 7, 2005, for Phelps Dodge Corporation	SB-2	333-129347	4.5	10/31/05
4.6	Registration Rights set forth in Article VI of the Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005 and May 5, 2006, for Rubicon Master Fund and Phelps Dodge Corporation	SB2/A	333-129347	4.6	11/24/06
4.7	Warrant Certificate effective July 11, 2005, in the name of Sunrise Securities Corp. for 300,000 shares	SB-2	333-129347	4.8	10/31/05
4.8	Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
4.9	Stock Option Agreement with registration rights dated August 13, 2004, with Proteus Capital Corp.	SB-2	333-129347	4.10	10/31/05
10.1	Transfer of Contract and Mortgage Credit dated September 5, 2003, between Compañía Contractual Minera Ojos del Salado and Compañía Minera Rutile Resources Limitada (formerly Minera Royal Silver Limitada), with payment extension document	SB-2	333-129347	10.1	10/31/05
10.2	Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005, with Rubicon Master Fund and Phelps Dodge Corporation	SB-2	333-129347	10.2	10/31/05
10.3	Amendment dated May 5, 2006, to Securities Purchase Agreement dated July 11, 2005	SB-2/A	333-129347	10.2(a)	5/30/06
10.4	Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2/A	333-129347	10.3(a)	5/30/06
10.5	Amendment dated September 1, 2006, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	8-K	333-129347	10.1	9/12/06
10.6	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.6	1/14/08
10.7	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.7	1/14/08
10.8	Option Agreement dated February 9, 2005, with Trio International Capital Corp.*	SB-2	333-129347	10.5	10/31/05
10.9	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.10	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.11	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08

10.12	Option Agreement dated May 31, 2004, with Michael Kurtanjek*	SB-2	333-129347	10.4	10/31/05
10.13	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.14	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.15	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.16	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.17	Management Services Agreement dated February 6, 2006, with Lopez & Ashton Ltda.*	SB-2/A	333-129347	10.8(a)	5/30/06
10.18	Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	8-K	333-129347	10.2	9/12/06
10.19	Amendment dated August 31, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.19	1/14/08
10.20	Amendment dated December 21, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.20	1/14/08
10.21	Option Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2/A	333-129347	10.14	11/24/06
10.22	Management Services Agreement dated February 6, 2006, with MinCo Corporate Mgmt Inc., and First Amendment dated September 1, 2006*	8-K	333-129347	10.3	9/12/06
10.23	Option Agreement dated September 1, 2006, with Terese Gieselman	SB-2/A	333-129347	10.16	11/24/06
10.24	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.	SB-2	333-148644	10.24	1/14/08
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	SB-2	333-129347	21.1	10/31/05
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Signature Page Follows

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
White Mountain Titanium Corporation

Date: March 27, 2009	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 27, 2009	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, Director and President (Principal Executive Officer)

Date: March 27, 2009	/s/ Charles E. Jenkins
Charles E. Jenkins, Director and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2009	/s/ Howard M. Crosby
Howard M. Crosby, Director

Date: March 27, 2009	/s/ Brian Flower
Brian Flower, Chairman

Date: March 27, 2009	/s/ Cesar Lopez
Cesar Lopez, Director

Date: March 27, 2009	/s/ Wei Lu
Wei Lu, Director

Date: March 27, 2009	/s/ John J. May
John J. May, Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2008.