Form 10-K/A
period 2008-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2009-04-07
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer  ☐                                                                Accelerated Filer  ☐
Non-Accelerated Filer  ☐                                                               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

As of June 30, 2008, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $25,996,646 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 1, 2009, there were 32,404,042 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to correct the number of shares beneficially owned by certain shareholders as set forth in Item 12 of Part III of the annual report of White Mountain Titanium Corporation (the “Company”) filed on Form 10-K for the year ended December 31, 2008.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2008, and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 31, 2009.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Michael P. Kurtanjek 9 Church Lane Copthorne West Sussex, England RH10 3PT	2,089,745 (3)	6.3%

Howard M. Crosby 6 East Rose Street Walla Walla, WA 99362	1,041,500 (4)	3.2%

Cesar Lopez Enrique Foster Sur 20, Piso 19 Las Condes, Santiago, Chile	290,968	*

Brian Flower 2150-1188 West Georgia Street Vancouver, British Columbia Canada V6E 4A2	1,580,000 (5)	4.8%

Charles E. Jenkins 2150-1188 West Georgia Street Vancouver, British Columbia Canada V6E 4A2	700,000 (6)	2.1%

Wei Lu 120 Linden Street Needham, MA 02492	351,563 (7)	1.1%

John J. May 2 Belmont Mews Camberley Surrey GU15 2PH	301,563 (8)	*

Executive Officers and Directors as a Group (7 Persons)	6,355,339	18.5%

Rubicon Master Fund (9) c/o Rubicon Fund Management LLP 103 Mount St. London W1K 2TJ United Kingdom	6,620,000 (10)	17.1%

Kin Wong 6 Bl 23 Floor Cts Plaza Otc Peoples Republic of China	5,600,000	16.3%

*Less than 1%
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

(2)	Percentage before the offering based on 32,404,042 shares of common stock outstanding as of March 26, 2009.
(3)	Includes 750,000 shares issuable pursuant to options and 225,000 stock purchase warrants.
(4)	Includes 300,000 shares issuable pursuant to options and 100,000 stock purchase warrants.
(5)	Includes 550,000 shares issuable pursuant to options and 225,000 stock purchase warrants.
(6)	Includes 150,000 shares issuable pursuant to stock purchase warrants and 400,000 shares issuable pursuant to options.
(7)	Includes 51,563 vested shares issuable pursuant to options.
(8)	Includes 51,563 vested shares issuable pursuant to options.
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

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2008, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	3,140,000	(1)	$0.57	-0-
Equity compensation plans not approved by security holders	7,175,000	(2)	$0.53	-0-
	100,000	(3)	$2.00	-0-
Total	10,415,000		$0.62	-0-
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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

White Mountain Titanium Corporation

Date: April 3, 2009	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
Title