Form 10-Q
period 2009-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2009-05-15
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from __________________ to _____________________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or	(IRS Identification No.)
organization)

Enrique Foster Sur 20, Piso 19
Las Condes, Santiago
Chile
(Address of principal executive offices)

(56 2) 231-5780
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒___ No ☐____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ❒ No ❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐____No ☒

34,404,043 shares of the issuer’s common stock, $.001 par value, were outstanding at May 12, 2009.

Transitional Small Business Disclosure Format (Check One) Yes ☐__No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31, December 31,
	2009	2008
	Unaudited	Audited

Assets

Current
Cash and cash equivalents	$1,079,268	$1,475,460
Prepaid expenses	70,190	54,530
Receivables	18,377	15,646
Total Current Assets	1,167,835	1,545,636
Property and Equipment (Note 2)	65,536	86,019
Mineral Properties	651,950	651,950

Total Assets	$1,885,321	$2,283,605
Liabilities

Current
Accounts payable and accrued liabilities	$50,705	$35,777

Total Current Liabilities and Total Liabilities	50,705	35,777

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
625,000 (2008 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value
100,000,000 Shares authorized
32,404,042 (2008 – 32,004,042) shares issued and outstanding	18,106,282	17,930,947
Deficit Accumulated During the Exploration Stage	(16,771,666)	(16,183,119)

Total Stockholders’ Equity	1,834,616	2,247,828

Total Liabilities and Stockholders’ Equity	$1,885,321	$2,283,605

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

	Three months ended March 31
	2009 Unaudited	2008 Unaudited	Cumulative From Inception November 13, 2001 through March 31, 2009 Unaudited
Expenses

Advertising and promotion	$15,096	$16,707	$196,058
Amortization	6,388	5,005	101,968
Bank charges and interest	1,084	1,757	23,887
Consulting fees	38,491	66,590	1,969,113
Consulting fees – directors and officersofficers	253,035	75,700	3,130,078
Exploration	133,628	301,761	4,276,261
Filing fees	1,397	2,499	49,264
Insurance	8,688	15,640	201,153
Investor relations	-	-	73,798
Licenses and taxes	9,587	56,899	370,939
Management fees	34,800	34,800	1,431,190
Office	4,633	8,220	154,122
Professional fees	24,727	37,350	1,395,956
Rent	16,579	30,196	334,585
Telephone	3,010	5,863	77,109
Transfer agent fees	640	1,332	11,863
Travel and vehicle	36,626	30,039	901,659

Loss before other items	(588,409)	(690,358)	(14,699,002)

Gain on sale of marketable securities	-	-	87,217
Adjustment to market for marketable securities	-	-	(67,922)
Gain on Foreign exchange	6,953	33,445	(190,021)
Loss on sale of assets	(7,465)	-	(19,176)
Dividend income	-	-	4,597
Interest income	374	18,810	345,749
Financing agreement penalty	-	-	(330,000)

Net loss for the period	(588,547)	(638,103)	(14,868,558)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(588,547)	$(638,103)	$(16,406,058)

Loss per Common Share	$(0.02)	$(0.02)	-

Weighted average number of Common Shares Outstanding	32,324,043	29,189,133	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
 (An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Stock-based compensation		11,335						11,335

Bonus shares	400,000	164,000						164,000

Net loss for the period							(588,547)	(588,547)
Balance, March 31, 2009	32,404,042	$18,106,282	625,000	$500,000	$-	$-	$(16,771,666)	$1,834,616

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Three months ended March 31		March 31
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(588,547)	$(638,103)	$(14,868,558)
Items not involving cash
Amortization	6,388	5,005	101,968
Stock-based compensation	11,335	-	2,175,424
Common stock issued for services	164,000	-	2,121,630
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	(4,246)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(2,731)	(20,180)	(18,377)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	14,928	71,412	(70,190)
Prepaid expenses	(15,660)	(24,777)	50,705

Cash Used in Operating Activities	(402,822)	(606,643)	(9,581,644)

Investing Activities
Addition to property and equipment	-	(26,948)	(169,888)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	-	(26,948)	(821,838)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	-	-	6,344,949
Stock subscriptions received	-	-	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	6,630	-	6,630
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	6,630	-	11,482,750

(Outflow) Inflow of Cash and equivalents	(396,192)	(633,591)	1,079,268

Cash and equivalents, begining of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$1,079,268	$2,045,061	$1,079,268

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Preferred stock converted to common	$-	$-	$-
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in the Company’s 2008 annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	March 31, 2009 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$32,826	$21,328
Office furniture	2,704	1,953	751
Office equipment	5,417	3,044	2,373
Computer equipment	7,553	4,004	3,549
Computer software	1,142	492	650
Field equipment	56,832	19,946	36,886

	$127,800	$62,264	$65,536

	December 31, 2008 Audited
		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	$63,750	$86,019

3.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized common stock with a par value of $0.001 is 100,000,000 shares.

(b)	Stock options

During the three months ended March 31, 2009, no stock options were granted.  A portion of the 165,000 stock options granted in the second quarter of 2008 to two new independent directors vested.  Therefore, of the 165,000 options, 123,750 options are outstanding and exercisable while 41,250 options will be vested in the future. As a result, compensation expense of $11,335 was recognized during the quarter using the Black-Scholes option pricing model.

The Black-Scholes model was calculated based on the following assumptions:

	2009	2008
Expected life (years)	5	5
Interest rate	3.52%	3.52%
Volatility	57.12%	57.12%
Dividend yield	0%	0%

	Period ended
	March 31, 2009 Unaudited		December 31, 2008 Audited
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding - beginning of period	3,140,000	$0.57	2,975,000	$0.50
Granted	-	$0.00	165,000	$1.00
Outstanding – end of period	3,140,000	$0.57	3,140,000	$0.57
Exercisable - end of period	3,098,750	$0.57	3,078,125	$0.57

At the quarter ended March 31, 2009, the following director and consultant stock options were outstanding:

	Exercise	March 31, December 31,
Expiry Date	Price	2008	2008

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	250,000	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		3,140,000	3,140,000

3.	CAPITAL STOCK

(b)	Stock options (continued)

The shares under option at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$ 0.50	$0.50	2,875,000	$28,750	2.53
$ 1.00	$1.00	165,000	-	4.23
$ 2.00	$2.00	100,000	-	0.33

	$0.57	3,140,000	$28,750	2.55

	Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$ 0.50	$0.50	2,875,000	$28,750	2.53
$ 1.00	$1.00	123,750	-	4.23
$ 2.00	$2.00	100,000	-	0.33

	$0.57	3,098,750	$28,750	2.55

(c)	Stock-based compensation

During the three months ended March 31, 2009, the total stock-based compensation recognized under the fair value method was $11,335, which was charged to Consulting fees – directors and officers (2008: $nil) using the Black-Scholes option pricing model (Note 3 (b)).

Also, during the three months ended March 31, 2009, 400,000 shares were issued two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation committee.  A fair value of $164,000 (2008: $nil) was attributed to these shares based on a fair market value of $0.41 per share and was charged to Consulting fees – directors and officers.

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	March 31,	Dec 31,	Dec. 31,
	2009	2008	2007

Consulting fees - directors and officers	$175,335	$45,339	$359,227
Consulting fees	-	-	248,507
Management fees	-	-	110,450

Compensation - options	$175,335	$45,339	$718,184

The total compensation cost related to non-vested options not yet recognized is $11,335 and the weighted average expiration period of these options is 4.23 years.

4.	WEIGHTED AVERAGE NUMBER OF SHARES

	Three months ended March 31,
	2009 Unaudited	2008 Unaudited

Share allocation for distributed amounts
Preferred stock (common stock equivalent)	625,000	625,000
Common stock	32,324,043	29,189,133

5.	SUBSEQUENT EVENTS

Subsequent to the quarter end, the Company entered into an exchange agreement with a European institutional investor through which it exercised outstanding warrants to purchase 2,000,000 shares of common stock of the Company at $0.50 per share for gross proceeds to the Company of $1,000,000.  The closing of the agreement, payment of the funds, and issuance of the shares occurred on May 8, 2009.  In addition, the remaining 4,250,000 warrants held by the institutional investor were extended to April 1, 2011, and a cashless exercise provision was added to the warrants in the event the Company fails to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants.

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

In March 2009, the Company’s marketing consultant attended the Intertech Titanium Conference held in Rome.  He advised management that the consensus view held by most titanium industry experts is that the combination of firm demand together with limited new supply of high quality titanium ores such as natural and synthetic rutile will result in ore prices continuing to firm. This is a significant reversal to the view held 5 years ago that largely as a consequence of increasing quantities of chloride slag from several new Southern African producers, titanium ores would be in oversupply and that ore prices would weaken.  Over the last 5 years, chloride slag has grown at a slower rate, several new projects have been cancelled or deferred and existing operations, rationalised.  In contrast titanium pigment production has grown steadily and metal manufacture has taken off, leading to a tightening market for titanium ores and rising prices.  For example, one major pigment producer at the conference indicated that for 2009 they expect their average price for rutile to increase by in excess of 6% to US$ 525-550 per tonne for bulk tonnage deliveries, and US$ 650-700 for smaller volumes. Our consultant concluded that titanium pigment producers are now demanding and buyers are paying premium prices for high quality ores, particularly those with a high concentration of TiO2 and low levels of radioactivity.

Based on these discussions and preliminary marketing results, we continue to believe that demand for our products will meet or exceed the planned capacity of the currently anticipated proposed physical plant.  The market for TiO2 feedstock, particularly high grade rutile, appears to be entering a growth period, with increased demand coming not only from the paint and pigment industries, but also from welding rod manufacturers and metal producers.  Our ability to enter this market, however, is subject to significant risk factors, including our ability to raise sufficient funds to meet the engineering plans noted above, as well as the successful completion of pilot plant operations which produce product that meets purchaser’s specifications.

Geology and Engineering

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

On April 8, 2009 we reported the completion of Stage 1 of the pilot plant program. Following the extraction of approximately 500 tonnes of mineralized rock representative of the Cerro Blanco Las Carolinas deposit (the “bulk sample”), our engineering team undertook Stage 1 with the assistance of technical consultants Centro de Investigacion Minera y Metalurgica Tecnologia y Servicios, Cytec Chile Limitada  and AMEC-Cade.  The objective of the program was to produce a high grade titanium concentrate from small quantities of the bulk sample, using a conventional metallurgical flow sheet comprised of gravity pre-concentration followed by flotation.

Stage 1 succeeded in producing a high grade rutile concentrate even without high intensity magnetic separation. Process recovery was over 92% and concentrate grade, over 94% TiO2 . This result was obtained using normal water, at a neutral pH (acidity).  Tests with sea water returned equally good product grades, but the process recoveries were lower.  Test work on the use of sea water as the aqueous medium in flotation is on-going.

Upon completing Stage 1, we engaged SGS Lakefield to conduct locked cycle tests on 250 kg of the bulk sample, the results of which will be used to set the final design parameters for Stage 2 of the pilot plant program.  Stage 2 will then campaign the balance of the bulk sample through a pilot plant at a rate of 1,000 kg per hour with the objective of simulating a full size operation. The results from Stage 2 will provide essential information for the final engineering and feasibility assessment of the project.  We intend to progress to Stage 2 as soon as feasible.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing.  With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000.  This figure includes a 20 per cent contingency but excludes general and administrative expenses.  As of May 12, 2009, our cash position was approximately $1,960,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

Results of Operations

We recorded a loss for the three months ended March 31, 2009 of $588,547 ($0.02) per weighted average common share outstanding) compared to a loss of $638,103 ($(0.02) per share) for the comparable interim period in 2008.  Generally most expenses were comparable or lower this quarter than in the first quarter of 2008, with material items being:

•
An 8% decrease in loss in the current quarter primarily attributable to lower exploration expense in 2008 of $133,628 (2008: $301,761), due primarily to a transition from field work last year to laboratory analysis utilizing consultants as we progress with our piloting program this year.  We anticipate that consulting expense will rise in 2009 overall.

•
Foreign exchange losses were less of a factor this quarter than in Q4 of 2008 as the Chilean Peso stabilized somewhat against the US dollar, albeit at a lower average of 618 pesos to the dollar.  During 2007 and for the first three months of 2008 the Chilean peso was strengthening against the US dollar. For Q1 of 2008 the average rate was 464 pesos to the dollar.  This started to reverse direction during the second quarter of 2008, and during the third quarter alone, the peso weakened 7% against the dollar, closing out the quarter at 551 pesos to the dollar.  As most of our expenses are incurred in - and many of our assets are held in - Chile, our consolidated financial statements reflect lower expenses generally due to a weaker Chilean peso in the current quarter.  This was also aided by lower levels of activity in the mining sector generally which resulted in cost savings due to lower demand on external resources.

•
The single largest increase was in the area of consulting fees for directors and officers at $253,035 (2008: $75,700), reflecting stock based compensation of $11,335 on 2008 options which vested in the quarter (2008: $nil), and $164,000 (2008:$nil) as the fair value of 400,000 shares issued to two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation committee.  Excluding these amounts, consulting fees – directors and officers was $77,700.

•	We incurred a small loss of $7,465 (2008: $nil) on the sale of surplus vehicles and equipment this quarter.

•	Interest revenue at $374 was down significantly from Q1 of 2008 ($18,810) due to lower funds on deposit and lower interest rates.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 provides guidance for using fair value to measure assets and liabilities.  It clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including adjustment for risk, not just the company’s mark-to-model value.  Statement No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.  Fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.   Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company performed a detailed analysis of the assets and liabilities and determined it has no instruments that are subject to SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities".  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates.  Most of the provisions of this statement apply only to entities that elect the fair value option.  However, the amendment to FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities.  This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The impact of this standard has been reflected in the Company’s annual, consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is effective for business combinations entered into after January 1, 2009.  There is no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (SFAS 160). SFAS 160 clarifies the accounting for non-controlling interests and establishes accounting and reporting standards for the non-controlling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests; therefore this pronouncement has no impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  There is no impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB FSB Accounting Principles Board (“APB”) Opinion No. 14-1, “Accounting for Convertible Debt Instruments that may be settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSB APB 14-1”). The FSP will require cash settled convertible debt to be separated into debt and equity components at issuance and a value to be assigned to each. The value assigned to the debt component will be the estimated fair value, as of the issuance date, of a similar bond without the conversion feature. The difference between the bond cash proceeds and this estimated fair value will be recorded as a debt discount and amortized to interest expense over the life of the bond. FSP APB 14-1 is effective January 1, 2009. There is no impact on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share”. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior period earnings per share amounts presented shall be adjusted retrospectively. There is no impact on the Company’s consolidated financial statements.

In June 2008, the FASB ratified the consensus reached by the EITF on Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock.

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. There is no impact on the Company’s consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2009, the Board of Directors granted bonuses of 200,000 fully vested shares of common stock each to Michael P. Kurtanjek, our President and a director, and to Brian Flower, our Chairman for past services.  The shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act and Regulation S promulgated by the SEC.  Each person acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates representing the shares.  They did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each recipient of the bonuses was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance.  No selling commissions were paid in connection with the grant of the shares.

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

White Mountain Titanium Corporation

Date: May 14, 2009	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: May 14, 2009	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)