Form 10-Q
period 2009-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2009-08-10
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  ________________________ to ________________________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or	(IRS Identification No.)
organization)

Enrique Foster Sur 20, Piso 19
Las Condes, Santiago
Chile
(Address of principal executive offices)

(56 2) 231-5780
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

34,404,042 shares of the issuer’s common stock, $.001 par value, were outstanding at July 20, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
(US Funds)

	June 30,	December 31,
	2009	2008
	Unaudited

Assets

Current
Cash and cash equivalents	$1,586,727	$1,475,460
Prepaid expenses	52,822	54,530
Receivables	18,176	15,646
Total Current Assets	1,657,725	1,545,636
Property and Equipment (Note 3)	64,516	86,019
Mineral Properties	651,950	651,950

Total Assets	$2,374,191	$2,283,605

Liabilities

Current
Accounts payable and accrued liabilities	$28,000	$35,777

Total Current Liabilities and Total Liabilities	28,000	35,777

Stockholders’ Equity

Capital Stock (Note 4)
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 625,000 Shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value
100,000,000 Shares authorized 34,404,042 (December 31, 2008 – 32,004,042) shares issued and outstanding	20,106,332	17,930,947
Deficit Accumulated During the Exploration Stage	(18,260,141)	(16,183,119)

Total Stockholders’ Equity	2,346,191	2,247,828

Total Liabilities and Stockholders’ Equity	$2,374,191	$2,283,605

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statement of Operations
(US Funds)

	Three months ended June 30		Six months ended June 30
	2009 Unaudited	2008 Unaudited	2009 Unaudited	2008 Unaudited	Cumulative From Inception November 13, 2001 through June 30, 2009 Unaudited
Expenses

Advertising and promotion	$2,555	$9,992	$17,651	$26,699	$198,613
Amortization	5,173	6,483	11,561	11,488	107,141
Bank charges and interest	617	1,454	1,701	3,211	24,504
Consulting fees	255,947	47,114	294,438	113,704	2,225,060
Consulting fees – directors and officersofficers	310,945	120,492	563,980	196,192	3,441,023
Exploration	82,335	651,137	215,963	952,898	4,358,596
Filing fees	2,591	-	3,988	2,499	51,855
Insurance	18,030	16,340	26,718	31,980	219,183
Investor relations	694,875	-	694,875	-	768,673
Licenses and taxes	8,619	38,183	18,206	95,082	379,558
Management fees	34,800	34,800	69,600	69,600	1,465,990
Office	3,900	10,344	8,533	18,564	158,021
Professional fees	40,164	93,903	64,891	131,253	1,436,120
Rent	18,102	22,582	34,681	52,778	352,687
Telephone	2,876	6,127	5,886	11,990	79,985
Transfer agent fees	825	21	1,465	1,353	12,688
Travel and vehicle	17,929	58,124	54,555	88,163	919,588

Loss before other items	(1,500,283)	(1,117,096)	(2,088,692)	(1,807,454)	(16,199,285)

Gain (loss) on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Gain on Foreign exchange	11,170	(16,978)	18,123	16,467	(178,851)
Loss on sale of assets	-	-	(7,465)	-	(19,176)
Dividend income	-	-	-	-	4,597
Interest income	638	8,306	1,012	27,116	346,387
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(1,488,475)	(1,125,768)	(2,077,022)	(1,763,871)	(16,357,033)
Preferred stock dividends			-	-	(1,537,500)

Net Loss Available for Distribution	$(1,488,475)	$(1,125,768)	$(2,077,022)	$(1,763,871)	$(17,894,533)

Loss per Common Share	$(0.05)	$(0.04)	$(0.06)	$(0.06)	-

Weighted average number of Common Shares Outstanding	33,626,262	29,189,133	32,971,999	29,189,133	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Stock-based compensation		1,011,585						1,011,585
Warrants exercised	2,000,000	999,800						999,800
Bonus shares	400,000	164,000						164,000
Net loss for the period							(2,077,022)	(2,077,022)
Balance, June 30, 2009	34,404,042	$20,106,332	625,000	$500,000	$-	$-	$(18,260,141)	$2,346,191

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Six months ended June 30		June 30
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(2,077,022)	$(1,763,871)	$(16,357,033)
Items not involving cash
Amortization	11,561	11,488	107,141
Stock-based compensation	1,011,585	42,792	3,175,674
Common stock issued for services	164,000	-	2,121,630
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	19,176
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(2,530)	(23,657)	(18,176)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	1,708	385,100	(52,822)
Prepaid expenses	(7,777)	(7,648)	28,000

Cash Used in Operating Activities	(891,010)	(1,355,796)	(10,046,410)

Investing Activities
Addition to property and equipment	(4,153)	(79,666)	(197,463)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	(4,153)	(79,666)	(849,413)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	999,800	-	7,344,749
Stock subscriptions received	-	104,030	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	6,630	-	6,630
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	1,006,430	104,030	12,482,550

(Outflow) Inflow of Cash and equivalents	111,267	(1,331,432)	1,586,727

Cash and equivalents, begining of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$1,586,727	$1,347,220	$1,586,727

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Warrants exercised	$999,800	$-	$999,800
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in the Company’s 2008 annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	RECENT ACCOUNTING CHANGES

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4), clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. 115-2 and FSP No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (FSP 115-2 and FSP 124-2), establish a new model for measuring other-than-temporary impairments for debt securities, including criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP No. 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, expand the fair value disclosures required for all financial instruments within the scope of SFAS, No. 107, “Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1) to interim periods. All of these FSP’s are effective for interim and annual periods ending after June 15, 2009, our quarter ended June 30, 2009. The adoption of these FSP’s will not have a material impact on our consolidated results of operations and financial condition. However, adoption of FSP 107-1 and APB 28-1 during the quarter ended June 30, 2009 resulted in increased disclosures in our consolidated financial statements.

In May 2009, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). This Statement establishes the accounting for, and disclosure of, material events that occur after the balance sheet date, but before the financial statements are issued. In general, these events will be recognized if the condition existed at the date of the balance sheet, and will not be recognized if the condition did not exist at the balance sheet date. Disclosure is required for nonrecognized events if required to keep the financial statements from being misleading. The guidance in this Statement is very similar to current guidance provided in auditing literature and, therefore, will not result in significant changes in practice. Subsequent events have been evaluated through the date our interim financial statements were issued—the filing time and date of our second-quarter 2009 Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard replaces SFAS 162 and establishes the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP. The Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

3.	PROPERTY AND EQUIPMENT

	June 30, 2009 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$34,624	$19,530
Office furniture	2,704	2,068	636
Office equipment	5,417	3,274	2,143
Computer equipment	8,197	4,396	3,801
Computer software	1,142	549	593
Field equipment	60,340	22,526	37,814

	$131,953	$67,437	$64,516

	December 31, 2008
		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	$63,750	$86,019

4.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized:
i) Common stock with a par value of $0.001 is 100,000,000 shares.
ii) Preferred stock with a par value of $0.001 is 20,000,000 shares.

(b)	Stock options

During the six months ended June 30, 2009, no stock options were granted.  The portion of the 165,000 stock options granted in the second quarter of 2008 to two new independent directors vested.  As a result, $23,271 of unrecognized stock-based compensation related to unvested options was recognized during the current period. During the quarter ended June 30, 2009, 250,000 options were cancelled.

The Black-Scholes option pricing model  calculated compensation based on the following assumptions:

	2009	2008
Expected life (years)	N/A	5
Interest rate	N/A	3.52%
Volatility	N/A	57.12%
Dividend yield	N/A	0%

	Period ended
	June 30, 2009 Unaudited		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding - beginning of period	3,140,000	$0.57	2,975,000	$0.50
Granted	-	$0.00	165,000	$1.00
Cancelled	(250,000)	$0.50	-	-
Outstanding – end of period	2,890,000	$0.58	3,140,000	$0.57
Exercisable - end of period	2,869,375	$0.58	3,078,125	$0.57

At the quarter ended June 30, 2009, the following director and consultant stock options were outstanding:

	Exercise	June 30, December 31,
Expiry Date	Price	2009	2008

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	-	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,890,000	3,140,000

4.	CAPITAL STOCK

(b)	Stock options (continued)

The shares under option at June 30, 2009 were in the following exercise price ranges:

	Options Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,625,000	$28,750	2.28
$1.00	$1.00	165,000	-	3.98
$2.00	$2.00	100,000	-	0.08

	$0.58	2,890,000	$28,750	2.42

	Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,625,000	$28,750	2.28
$1.00	$1.00	144,375	-	3.98
$2.00	$2.00	100,000	-	0.08

	$0.58	2,869,375	$28,750	2.45

(c)	Stock-based compensation

During the six months ended June 30, 2009, the total stock-based compensation recognized under the fair value method was $1,011,585.

Stock based compensation was reported in the first quarter with respect to 400,000 shares issued two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation committee.  A fair value of $164,000 (2008: $nil) was attributed to these shares based on a fair market value of $0.41 per share and was charged to Consulting fees – directors and officers.

During the six months ended June 30, 2009, $216,310 was charged to consulting/directors and officers fees (2008: $42,792), and $77,130 (2008: $nil) related to the warrants issued during the period (note 4(d)), and $694,875 (2008: $nil) was charged to investor relations as a result of an extension of the expiry date of 4,250,000 warrants (Note 4(d)).  All amounts were determined using the Black-Scholes option pricing model (Note 4 (b)).  During the six months ended June 30, 2009, $23,271 (2008: $45,339) was charged to Consulting fees in relation to unvested stock options issued in a prior period (note 4(b)).

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	June 30,	Dec 31,	Dec. 31,
	2009	2008	2007

Investor relations	$694,874	$-	$-
Consulting fees
- directors and officers	239,581	45,339	359,227
Consulting fees	77,130	-	248,507
Management fees	-	-	110,450

Compensation - options	$1,011,585	$45,339	$718,184

The total compensation cost related to non-vested options not yet recognized is $12,537.

4.	CAPITAL STOCK

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	June 30, 2009 (Unaudited)		December 31, 2008 (Audited)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	13,022,600	$0.54	13,022,600	$0.54
Issued	485,000	$0.58	-	-
Exercised	(2,000,000)	$0.50	-	-
Expired	-	$0.00	-	-

Outstanding - end of period	11,507,600	$0.55	13,022,600	$0.54

During the quarter ended June 30, 2009, two million warrants were exercised by a European institutional investor.  The balance of 4.25 million warrants held by the investor had their expiry date extended from July 11, 2009 to April 1, 2011.  A cashless exercise provision was added to the warrants in the event the Company fails to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants.

Also during the quarter 150,000 warrants having an exercise price of $0.75 and an expiry date of June 30, 2011 we issued to a consultant for services.  An additional 335,000 warrants having an exercise price of $0.50 and an expiry date of June 30, 2012 were issued to two independent directors in lieu of stock options.  Stock based compensation totaling $293,440 was recorded with respect to these issuances.

As at June 30, 2009 the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	June 30, 2009	December 31, 2008

July 11, 2009	$0.50	300,000	6,550,000
April 1, 2011	$0.50	4,250,000	-
September 7, 2009	$0.50	625,000	625,000
August 10, 2010	$0.60	5,847,600	5,847,600
June 30, 2011	$0.75	150,000	-
June 30, 2012	$0.50	335,000	-

		11,507,600	13,022,600

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable AND accounts payable. The carrying amounts of these instruments approximate their respective fair values because of the short maturities of those instruments

6.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 10, 2009, the date these financial statements were issued.  No events required disclosure.

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

During the quarter, several one kilogram samples of the high grade titanium concentrate obtained as a result of Stage 1 of the pilot plant program were sent to various potential customers for evaluation.

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

Exploration and Project Development Plans

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

On July 8, 2009 we entered into an agreement with SGS Lakefield ("SGS") to complete the Stage 2 pilot plant test work program.  A 280 tonne bulk representative sample from the Las Carolinas deposit of the Company's Cerro Blanco titanium project was bagged for container transport to Lakefield, Ontario.  As of the date of this report, the shipment had just left Chile by container ship, and is expected arrive in Canada in approximately four weeks time with test work scheduled to be completed three months from receipt of the sample. Under the agreed scope of work, for Stage 2 SGS will process the bulk sample in a series of runs, each continuous and based on variations of a flow sheet developed in Stage 1 test work.  The main steps in the flow sheet involve grinding, gravity pre-concentration, flotation and final product purification using magnetic separation.

Management believes the Stage 2 piloting will provide valuable process data, which will be incorporated in the final feasibility study.  Using the rutile concentrate from the bulk sampling, our marketing team intends to supply potential customers with bulk material for evaluation in commercial chlorinators for pigment use and for titanium sponge metal applications.  We are also evaluating the economics of feldspar production and its potential impact on the project.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing.  With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000.  This figure includes a 20 per cent contingency but excludes general and administrative expenses.  As of August **, 2009, our cash position was approximately $1,***,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

Results of Operations

We recorded a loss for the three months ended June 30, 2009 of $1,488,475 ($0.05) per weighted average common share outstanding compared to a loss of $1,125,768 ( ($0.04) per share) for the comparable interim period in 2008.  On a year to date basis, for the six months ended June 30, 2009 the loss was $2,077,022 ($0.06 per share) compared to $1,763,871 ($(0.06) per share) for the comparable period in 2008.

Generally most expenses continue to be comparable or lower this quarter than in the comparable quarter of 2008 and on a year to date basis due to our ongoing cost control efforts.  The most significant items are:

•
The 32% increase in the current quarter compared to the same quarter last year is a direct result of $694,875 (2008: $NIL) of stock based compensation, recognized as investor relations expense, resulting from the extension of warrants held by the European institutional investor who exercised two million warrants during the quarter.

•
Excluding the above stock based compensation, we had a 28% decrease in loss in the current quarter primarily attributable to lower exploration expense of $82,335 (2008: $651,137).  This was due primarily to the ongoing transition from field work and drilling last year to laboratory analysis utilizing consultants as we progress with our piloting program this year.

•
As anticipated last quarter, consulting expense rose in the current quarter to $255,947 (YTD - $294,438) compared to $47,114 (YTD - $113,704) in 2008 primarily due to the payment of the first installment on Stage 2 of the piloting program.  There will be additional expenditures in this area in the coming quarters.

•	Consulting fees – directors and officers was $310,945 (YTD - $563,980) compared to 2008 expense of $120,492 (YTD - $196,192).

•	Interest revenue at $638 (YTD - $1,012) was down significantly from 2008 at $8,306 (YTD - $27,116) due to lower funds on deposit and much lower US dollar denominated deposit interest rates.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. The new standard establishes general standards of accounting for disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Statement is applicable to interim or annual financial periods ending after June 15, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. The new standard is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This standard addresses the practices that developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and the concerns of financial statement users that many of the financial assets (and related obligations) that have been de-recognized should continue to be reported in the financial statements of transferors. The Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The new standard is to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.

In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard replaces SFAS 162 and establishes the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US GAAP. The Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the impact of adoption of SFAS 168 but does not expect adoption to have a material impact on results of operations, cash flows or financial position.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2009, the Compensation Committee and the Board of Directors approved the issuance of warrants to KirkCapital Asset Management, Inc., an entity controlled by David Kirkingberg, to purchase 150,000 shares of our common stock at $0.75 per share at any time prior to June 30, 2011.  These warrants were issued in connection with financial consulting services to be provided by Mr. Kirkingberg’s company.  The warrants will vest as follows:  (i) 37,500 of the warrants vested on June 30, 2009; (ii) 18,750 of the warrants will vest on July 31, 2009; and (iii) 18,750 of the warrants will vest on the last day of each month thereafter until all warrants are fully vested or the consulting services are terminated.  The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by Section 4(2) of the Act.  KirkCapital Asset Management, Inc. was an accredited investor at the time of the grant.  It delivered appropriate investment representations with respect to the warrant issuance and consented to the imposition of restrictive legends upon the warrant form.  Mr. Kirkingberg’s entity did not enter into the consulting agreement with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting and had a preexisting relationship with persons representing our company at the time of the transaction.  Mr. Kirkingberg represented that he had been afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the warrant issuance.  No underwriting discounts or commissions were paid in connection with the transaction.

On June 30, 2009, the Compensation Committee and the Board of Directors approved and the Company issued warrants to purchase 117,500 common shares each to John J. May and Wei Lu for accepting appointment to the Board of Directors.  We also issued warrants to purchase 100,000 common shares to Cesar Lopez for services as one of our directors.  These three-year warrants are exercisable at $0.50 per share and are fully vested.  The warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation S.  Each of the directors was a non-U.S. person at the time of the grant.  The issuance of the warrants was made in an offshore transaction and no directed selling efforts were made in the U.S. by us or anyone acting on our behalf.  The offering restrictions required pursuant to Regulation S were also implemented.  No underwriting discounts or commissions were paid in connection with the issuance of the warrants.

Item 6. Exhibits

The following exhibits are furnished with this report:

31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
10.1	Warrant Agreement dated June 30, 2009, with John J. May
10.2	Warrant Agreement dated June 30, 2009, with Wei Lu
10.3	Warrant Agreement dated June 30, 2009, with Cesar Lopez

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: August 10, 2009	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: August 10, 2009	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)