Form 10-K/A
period 2008-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2009-09-25
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-129347

White Mountain Titanium Corporation
(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Foster Sur 20, Piso 19, Las Condes, Santiago, Chile	None
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (56 2) 231-5780

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐    (2)  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to respond to comments by the staff of the Commission in a letter dated September 3, 2009.

Item 2, DESCRIPTION OF PROPERTY, has been amended to include a map showing the location and access to the Company’s mining property.  It has also been revised to remove the terms “measured,” “indicated,” and “inferred” as references to mineral resources.

The notes to the financial statements contained in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, have been amended.  Note 9 “Related Party Transactions” has been amended to reconcile the consulting fees and the management fees amounts.  Note 11 “Segmented Information” has been revised to refer to the segments as “operating segment.”   Note 12 “Subsequent Events” has been revised has been revised to correct a typographical error which mistakenly deleted information from the footnote.

Item 9A, CONTROLS AND PROCEDURES, has been revised under the heading “Disclosure Controls and Procedures” to remove the term “material” in reference to conclusions of management about the Company’s disclosure controls and procedures.  Also, language relating to management’s conclusions about the Company’s internal control over financial reporting under the heading “Management’s Report on Internal Control over Financial Reporting” has been revised to clarify that the conclusions reached by management on the effectiveness of the Company’s internal control over financial reporting were as of December 31, 2008.  Further, under the heading “Changes in Internal Control over Financial Reporting” the reference to any changes as of the year ended December 31, 2008, has been revised to the fourth fiscal quarter ended December 31, 2008.

This Amendment No. 2 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2008, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 31, 2009.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
El Barquito
El Salado
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
Manto Verde
Laca de Ore
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
Punta del Cobre
Ojos del Salado
COPIACO
TIERRA AMARILLA
Cerro Blanco Project
La Candelaria
Los Loros
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

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2008, 2007 and 2006
(US Funds)

Index	Page

Report of Independent Registered Public Accounting Firm	12

Consolidated Financial Statements

Consolidated Balance Sheets	13

Consolidated Statements of Operations	14

Consolidated Statements of Cash Flows	15

Consolidated Statements of Stockholders’ Equity (Deficit)	16 - 18

Notes to Consolidated Financial Statements	19 - 38

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

(iii)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. It is effective 60 days following the Securities Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The impact on the Company’s consolidated financial statements has been disclosed in these financials statements.

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007
(US Funds)

9.	RELATED PARTY TRANSACTIONS

	2008	2007	2006

Advances for expenses outstanding at December 31,	$1,490	$-	$10,000
Consulting fees	354,139	434,993	308,576
Management fees	139,200	121,600	96,000
Rent	24,000	22,000	15,000

	$518,829	$578,593	$429,576

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

Subsequent to December 31, 2008, the Company issued an aggregate of 400,000 shares of common stock to two officers of the Company as compensation for achieving pre-determined milestones.

[THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and our principal financial officer, Charles E. Jenkins, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of December 31, 2008, for a company of our size, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated January 26, 2004, with GreatWall Minerals, Ltd.	SB-2	333-129347	2.1	10/31/05
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Form of Common Stock Certificate	SB-2	333-129347	4.1	10/31/05
4.2	Certificate of Designations, Preferences and Rights of the Class A Convertible Preferred Stock, as amended	SB-2	333-129347	4.2	10/31/05
4.3	Form of Class A Convertible Preferred Stock Certificate	SB-2	333-129347	4.3	10/31/05
4.4	Warrant Certificate dated July 11, 2005, for Rubicon Master Fund	SB-2	333-129347	4.4	10/31/05
4.5	Warrant Certificate dated September 7, 2005, for Phelps Dodge Corporation	SB-2	333-129347	4.5	10/31/05
4.6	Registration Rights set forth in Article VI of the Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005 and May 5, 2006, for Rubicon Master Fund and Phelps Dodge Corporation	SB2/A	333-129347	4.6	11/24/06
4.7	Warrant Certificate effective July 11, 2005, in the name of Sunrise Securities Corp. for 300,000 shares	SB-2	333-129347	4.8	10/31/05
4.8	Stock Option Plan*	SB-2	333-129347	4.9	10/31/05

4.9	Stock Option Agreement with registration rights dated August 13, 2004, with Proteus Capital Corp.	SB-2	333-129347	4.10	10/31/05
10.1	Transfer of Contract and Mortgage Credit dated September 5, 2003, between Compañía Contractual Minera Ojos del Salado and Compañía Minera Rutile Resources Limitada (formerly Minera Royal Silver Limitada), with payment extension document	SB-2	333-129347	10.1	10/31/05
10.2	Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005, with Rubicon Master Fund and Phelps Dodge Corporation	SB-2	333-129347	10.2	10/31/05
10.3	Amendment dated May 5, 2006, to Securities Purchase Agreement dated July 11, 2005	SB-2/A	333-129347	10.2(a)	5/30/06
10.4	Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2/A	333-129347	10.3(a)	5/30/06
10.5	Amendment dated September 1, 2006, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	8-K	333-129347	10.1	9/12/06
10.6	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.6	1/14/08
10.7	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.7	1/14/08
10.8	Option Agreement dated February 9, 2005, with Trio International Capital Corp.*	SB-2	333-129347	10.5	10/31/05
10.9	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.10	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.11	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.12	Option Agreement dated May 31, 2004, with Michael Kurtanjek*	SB-2	333-129347	10.4	10/31/05
10.13	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.14	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.15	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08

10.16	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.17	Management Services Agreement dated February 6, 2006, with Lopez & Ashton Ltda.*	SB-2/A	333-129347	10.8(a)	5/30/06
10.18	Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	8-K	333-129347	10.2	9/12/06
10.19	Amendment dated August 31, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.19	1/14/08
10.20	Amendment dated December 21, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.20	1/14/08
10.21	Option Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2/A	333-129347	10.14	11/24/06
10.22	Management Services Agreement dated February 6, 2006, with MinCo Corporate Mgmt Inc., and First Amendment dated September 1, 2006*	8-K	333-129347	10.3	9/12/06
10.23	Option Agreement dated September 1, 2006, with Terese Gieselman	SB-2/A	333-129347	10.16	11/24/06
10.24	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.	SB-2	333-148644	10.24	1/14/08
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	SB-2	333-129347	21.1	10/31/05
23.1	Consent of Smythe Ratcliffe LLP, independent registered accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Rule 13a-14(b) Certification by Principal Executive Officer					X
32.2	Rule 13a-14(b) Certification by Principal Financial Officer					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

Signature Page Follows

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

White Mountain Titanium Corporation

Date: September 24, 2009	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President