Form 10-Q/A
period 2009-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2009-09-25
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ___________________ to ___________________

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
Yes ☐  No ☒

32,404,043 shares of the issuer’s common stock, $.001 par value, were outstanding at May 6, 2009.

Transitional Small Business Disclosure Format (Check One) Yes ☐   No ☒

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to respond to comments by the staff of the Commission in a letter dated September 3, 2009.

Item 1, FINANCIAL STATEMENTS, has been amended to account for the effects of EITF 07-05 with respect to 7,175,000 warrants previously issued, and which had their exercise price reduced due to anti-dilution provisions, as freestanding derivatives.

In addition, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, has been amended to reflect the changes to the accounting for the warrants.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended March 31, 2009, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on May 15, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31,	December 31,
	2009	2008

Assets
Current
Cash and cash equivalents	$1,079,268	$1,475,460
Prepaid expenses	70,190	54,530
Receivables	18,377	15,646
Total Current Assets	1,167,835	1,545,636
Property and Equipment (Note 4)	65,536	86,019
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$1,885,321	$2,283,605

Liabilities
Current
Accounts payable and accrued liabilities	$50,705	$35,777

Total Current Liabilities	50,705	35,777

Other liabilities – warrants (Note 3(d))	991,687	-

Total Liabilities	1,042,392	35,777

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6)
20,000,000 Shares authorized
625,000 (2007 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6)
100,000,000 Shares authorized
32,404,042 (2008 – 32,004,042) shares issued and outstanding	18,106,282	17,930,947
Deficit Accumulated During the Exploration Stage	(17,763,353)	(16,183,119)

Total Stockholders’ Equity	842,929	2,247,828

Total Liabilities and Stockholders’ Equity	$1,885,321	$2,283,605

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

	Three months ended March 31		Cumulative From Inception November 13, 2001 through
	2009 Unaudited	2008 Unaudited	March 31, 2009 Unaudited
Expenses

Advertising and promotion	$15,096	$16,707	$196,058
Amortization	6,388	5,005	101,968
Bank charges and interest	1,084	1,757	23,887
Consulting fees	38,491	66,590	1,969,113
Consulting fees – directors and officers	253,035	75,700	3,130,078
Exploration	133,628	301,761	4,276,261
Filing fees	1,397	2,499	49,264
Insurance	8,688	15,640	201,153
Investor relations	-	-	73,798
Licenses and taxes	9,587	56,899	370,939
Management fees	34,800	34,800	1,431,190
Office	4,633	8,220	154,122
Professional fees	24,727	37,350	1,395,956
Rent	16,579	30,196	334,585
Telephone	3,010	5,863	77,109
Transfer agent fees	640	1,332	11,863
Travel and vehicle	36,626	130,039	901,659

Loss before other items	(588,409)	(690,358)	(14,699,002)

Gain on sale of marketable securities	-	-	87,217
Adjustment to market for marketable securities	-	-	(67,922)
Foreign exchange	6,953	33,445	(190,021)
Loss on sale of assets	(7,465)	-	(19,176)
Dividend income	-	-	4,597
Interest income	374	18,810	345,749
Change in fair value of warrants	(92,688)	-	92,688
Financing agreement penalty	-	-	(330,000)

Net loss for the period	(495,859)	(638,103)	(14,775,870)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(495,859)	$(638,103)	$(16,313,370)

Loss per Common Share	$(0.02)	$(0.02)	-

Weighted average number of Common Shares Outstanding	32,324,043	29,189,133	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
 (An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Stock-based compensation		11,335						11,335

Bonus shares	400,000	164,000						164,000
Cumulative effect of EITF 07-5 application	-	-	-	-	-	-	(1,084,375)	(1,084,375)
Net loss for the period							(495,859)	(495,859)
Balance, March 31, 2009	32,404,042	$18,106,282	625,000	$500,000	$-	$-	$(17,763,353)	$842,929

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Three months ended March 31		March 31
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(495,859)	$(638,103)	$(14,775,870)
Items not involving cash
Amortization	6,388	5,005	101,968
Stock-based compensation	11,335	-	2,175,424
Common stock issued for services	164,000	-	2,121,630
Change in fair value of warrants	(92,688)	-	(92,688)
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	(4,246)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(2,731)	(20,180)	(18,377)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	14,928	71,412	(70,190)
Prepaid expenses	(15,660)	(24,777)	50,705

Cash Used in Operating Activities	(402,822)	(606,643)	(9,581,644)

Investing Activities
Addition to property and equipment	-	(26,948)	(169,888)
Mineral property acquisition costs	-		(651,950)

Cash Used in Investing Activities	-	(26,948)	(821,838)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	-	-	6,344,949
Stock subscriptions received	-	-	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	6,630	-	6,630
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	6,630	-	11,482,750

(Outflow) Inflow of Cash and equivalents	(396,192)	(633,591)	1,079,268

Cash and equivalents, begining of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$1,079,268	$2,045,061	$1,079,268

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Preferred stock converted to common	$-	$-	$-
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year
.
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

The Black-Scholes model was calculated based on the following assumptions:

	2009	2008
Expected life (years)	5	5
Interest rate	3.52%	3.52%
Volatility	57.12%	57.12%
Dividend yield	0%	0%

	Period ended
	March 31, 2009 Unaudited		December 31, 2008 Audited
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price

Outstanding - beginning of period	3,140,000	$0.57	2,975,000	$0.50
Granted	-	$0.00	165,000	$1.00

Outstanding – end of period	3,140,000	$0.57	3,140,000	$0.57
Exercisable - end of period	3,098,750	$0.57	3,078,125	$0.57

At the quarter end, the following director and consultant stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2008	2008

August 1, 2009	$2.00	100,000	100,000
April 5, 2010	$0.50	250,000	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		3,140,000	3,140,000

3.	CAPITAL STOCK

(b)	Stock options (continued)

The shares under option at March 31, 2009 were in the following exercise price ranges:

	Options Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$28,750	2.53
$1.00	$1.00	165,000		4.23
$2.00	$2.00	100,000		0.33

	$0.57	3,140,000	$28,750	2.55

	Options Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,875,000	$28,750	2.53
$1.00	$1.00	123,750		4.23
$2.00	$2.00	100,000	-	0.33

	$0.57	3,098,750	$28,750	2.55

(c)	Stock-based compensation

During the three months ended March 31, 2009, the total stock-based compensation recognized under the fair value method was $11,335, which was charged to Consulting fees – directors and officers (2008: $nil) using the Black-Scholes option pricing model (Note 3 (b)).

Also, during the three months ended March 31, 2009, 400,000 shares were issued two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation committee.  A fair value of $164,000 (2008: $nil) was attributed to these shares based on a Black-Scholes valuation using the parameters in Note 3 b) and was to Consulting fees – directors and officers .

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	March 31,	Dec 31,	Dec. 31,
	2009	2008	2007

Consulting fees - directors and officers	$175,335	$45,339	$359,227
Consulting fees	-	-	248,507
Management fees	-	-	110,450

Compensation - options	$175,335	$45,339	$718,184

The total compensation cost related to non-vested options not yet recognized is $11,335 and the weighted average period of these options is 4.23 years.

3.	CAPITAL STOCK

(d)	Warrants

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. EITF Issue No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We adopted EITF Issue No. 07-05 as of January 1, 2009. During the year ended 2007, the Company repriced previously issued warrants for 6,875,000 shares of our Common Stock in a private placement to an institutional investor. These warrants were reassessed under EITF 07-5 and due to a price adjustment clause included in these warrants, such warrants are no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception of FAS 133. Therefore, these warrants were reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward. As a result, we recorded a cumulative catch up adjustment of $1,084,375 to accumulated deficit on January 1, 2009.

The fair value of these warrants decreased to $991,687 as of March 31, 2009. As such, the $92,688 change in fair value was recorded in the statement of operations for the three months ended March 31, 2009.

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

Upon completing Stage 1, we engaged SGS Lakefield to conduct locked cycle tests on 250 kg of the bulk sample, the results of which will be used to set the final design parameters for Stage 2 of the pilot plant program.  Stage 2 will then campaign the balance of the bulk sample through a pilot plant at a rate of 1,000 kg per hour with the objective of simulating a full size operation. The results from Stage 2 will provide essential information for the final engineering and feasibility assessment of the project.  We intend to progress to Stage 2 as soon as feasible given our available funding.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing.  With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000.  This figure includes a 20 per cent contingency but excludes general and administrative expenses.  As of May 5, 2009, our cash position was approximately $960,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

Results of Operations

We recorded a loss for the three months ended March 31, 2009 of $495,859 ($0.02) per weighted average common share outstanding) compared to a loss of $638,103 ($(0.02) per share) for the comparable interim period in 2008.  Generally most expenses were comparable or lower this quarter than in the first quarter of 2008, with material items being:

•
The adoption of EITF 07-5 effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009 and a fair value change of $$92,688 for the quarter.  There were no effects in previous years.  See Note 3(d) for a more detailed discussion.

•
A 20% decrease in loss in the current quarter primarily attributable to lower exploration expense in 2008 of $133,628 (2008: $301,761), due primarily to a transition from field work last year to laboratory analysis utilizing consultants as we progress with our piloting program this year.  We anticipate that consulting expense will rise in 2009overall.

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

EITF No. 07-5 applies to any freestanding financial instrument or embedded feature that has all of the characteristics of a derivative or freestanding instrument that is potentially settled in an entity’s own stock (with the exception of share-based payment awards within the scope of SFAS 123(R)). To meet the definition of “indexed to own stock,” an instrument’s contingent exercise provisions must not be based on (a) an observable market, other than the market for the issuer’s stock (if applicable), or (b) an observable index, other than an index calculated or measured solely by reference to the issuer’s own operations, and the variables that could affect the settlement amount must be inputs to the fair value of a “fixed-for-fixed” forward or option on equity shares. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The impact on the Company's consolidated financial statements has been disclosed in these financials statements.

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

White Mountain Titanium Corporation

Date: September 24, 2009	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: September 24, 2009	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)