Form 10-Q/A
period 2009-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2009-09-25
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ________________ to __________________

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

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter ended June 30, 2009, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on August 10, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
(US Funds)

	June 30,	December 31,
	2009	2008
	Unaudited
Assets
Current
Cash and cash equivalents	$1,586,727	$1,475,460
Prepaid expenses	52,822	54,530
Receivables	18,176	15,646
Total Current Assets	1,657,725	1,545,636
Property and Equipment (Note 3)	64,516	86,019
Mineral Properties	651,950	651,950

Total Assets	$2,374,191	$2,283,605

Liabilities
Current
Accounts payable and accrued liabilities	$28,000	$35,777

Total Current Liabilities	28,000	35,777

Other Liabilities – warrants (Note 3(d))	2,786,837	-

Total Liabilities	2,814,837	35,777

Stockholders’ Equity
Capital Stock (Note 4)
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Shares authorized
34,404,042 (December 31, 2008 – 32,004,042) shares issued and outstanding	20,305,332	17,930,947
Deficit Accumulated During the Exploration Stage	(21,245,978)	(16,183,119)

Total Stockholders’ Equity	(440,646)	2,247,828

Total Liabilities and Stockholders’ Equity	$2,374,191	$2,283,605

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statement of Operations
(US Funds)

	Three months ended June 30		Six months ended June 30		Cumulative From Inception November 13, 2001 through
	2009 Unaudited	2008 Unaudited	2009 Unaudited	2008 Unaudited	June 30, 2009 Unaudited

Expenses
Advertising and promotion	$2,555	$9,992	$17,651	$26,699	$198,613
Amortization	5,173	6,483	11,561	11,488	107,141
Bank charges and interest	617	1,454	1,701	3,211	24,504
Consulting fees	255,947	47,114	294,438	113,704	2,225,060
Consulting fees – directors and officers	310,945	120,492	563,980	196,192	3,441,023
Exploration	82,335	651,137	215,963	952,898	4,358,596
Filing fees	2,591	-	3,988	2,499	51,855
Insurance	18,030	16,340	26,718	31,980	219,183
Investor relations	694,875	-	694,875	-	768,673
Licenses and taxes	8,619	38,183	18,206	95,082	379,558
Management fees	34,800	34,800	69,600	69,600	1,465,990
Office	3,900	10,344	8,533	18,564	158,021
Professional fees	40,164	93,903	64,891	131,253	1,436,120
Rent	18,102	22,582	34,681	52,778	352,687
Telephone	2,876	6,127	5,886	11,990	79,985
Transfer agent fees	825	21	1,465	1,353	12,688
Travel and vehicle	17,929	58,124	54,555	88,163	919,588

Loss before other items	(1,500,283)	(1,117,096)	(2,088,692)	(1,807,454)	(16,199,285)

Gain (loss) on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Gain on Foreign exchange	11,170	(16,978)	18,123	16,467	(178,851)
Loss on sale of assets	-	-	(7,465)	-	(19,176)
Dividend income	-	-	-	-	4,597
Interest income	638	8,306	1,012	27,116	346,387
Change in fair value of warrants	(1,994,150)	-	(1,901,462)	-	(1,901,462)
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(3,482,625)	(1,125,768)	(3,978,484)	(1,763,871)	(18,258,495)
Preferred stock dividends			-	-	(1,537,500)

Net Loss Available for Distribution	$(3,482,625)	$(1,125,768)	$(3,978,484)	$(1,763,871)	$(19,795,995)

Loss per Common Share	$(0.10)	$(0.04)	$(0.12)	$(0.06)	-

Weighted average number of Common Shares Outstanding	33,626,262	29,189,133	32,971,999	29,189,133	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Stock-based compensation		1,011,585						1,011,585

Warrants exercised	2,000,000	999,800						999,800

Reduction in warrant liability on exercise		199,000						199,000

Bonus shares	400,000	164,000						164,000
Cumulative effect of EITF 07-5 application							(1,084,375)	(1,084,375)
Net loss for the period							(3,978,,484)	(3,978,484)
Balance, June 30, 2009	34,404,042	$20,106,332	625,000	$500,000	$-	$-	$(21,245,978)	$(440,646)

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Six months ended June 30		June 30
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(3,978,484)	$(1,763,871)	$(18,258,495)
Items not involving cash
Amortization	11,561	11,488	107,141
Stock-based compensation	1,011,585	42,792	3,175,674
Common stock issued for services	164,000	-	2,121,630
Change in fair value of warrants	1,702,462	-	1,702,462
Common stock adjustment - FV of warrants	199,000	-	199,000
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	19,176
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(2,530)	(23,657)	(18,176)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	1,708	385,100	(52,822)
Prepaid expenses	(7,777)	(7,648)	28,000
Cash Used in Operating Activities	(891,010)	(1,355,796)	(10,046,410)

Investing Activities
Addition to property and equipment	(4,153)	(79,666)	(197,463)
Mineral property acquisition costs	-		(651,950)
Cash Used in Investing Activities	(4,153)	(79,666)	(849,413)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	999,800	-	7,344,749
Stock subscriptions received	-	104,030	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	6,630	-	6,630
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	1,006,430	104,030	12,482,550

(Outflow) Inflow of Cash and equivalents	111,267	(1,331,432)	1,586,727

Cash and equivalents, begining of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$1,586,727	$1,347,220	$1,586,727

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Warrants exercised	$999,800	$-	$999,800
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

2.	PROPERTY AND EQUIPMENT

	June 30, 2009 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$34,624	$19,530
Office furniture	2,704	2,068	636
Office equipment	5,417	3,274	2,143
Computer equipment	8,197	4,396	3,801
Computer software	1,142	549	593
Field equipment	60,340	22,526	37,814

	$131,953	$67,437	$64,516

	December 31, 2008

		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	$63,750	$86,019

3.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized:
i) Common stock with a par value of $0.001 is 100,000,000 shares.
ii) Preferred stock with a par value of $0.001 is 20,000,000 shares.

(b)	Stock options

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

The fair value of these warrants decreased to $991,687 as of March 31, 2009. As such, the $92,688 change in fair value was recorded in the statement of operations for the three months ended March 31, 2009. During the quarter ended June 30, 2009 2,000,000 warrants were exercised, as such the fair value of $199,000 attributed to these warrants was transferred to Additional paid in capital. The fair value of the remaining warrants increased to $2,786,837 as of June 30, 2009. As such, the $1,994,150 change in fair value was recorded in the statement of operations for the three months ended June 30, 2009.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments consist of cash, accounts receivable AND accounts payable. The carrying amounts of these instruments approximate their respective fair values because of the short maturities of those instruments

4.	SUBSEQUENT EVENTS

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

Results of Operations

We recorded a loss for the three months ended June 30, 2009 of $3,482,625 ($0.10) per weighted average common share outstanding compared to a loss of $1,125,768 ( ($0.04) per share) for the comparable interim period in 2008.  On a year to date basis, for the six months ended June 30, 2009 the loss was $3,978,484 ($0.12 per share) compared to $1,763,871 ($(0.06) per share) for the comparable period in 2008.

Generally most expenses continue to be comparable or lower this quarter than in the comparable quarter of 2008 and on a year to date basis due to our ongoing cost control efforts.  The most significant items are:

•
The adoption of EITF 07-5 effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009 and a fair value change of $1,994,150 for the quarter ($1,901,462 year to date).  There were no effects in previous years.  See Note 3(d) for a more detailed discussion.

•
Excluding the effects of EITF 07-5, the increase in the current quarter compared to the same quarter last year is a direct result of $694,875 (2008: $NIL) of stock based compensation, recognized as investor relations expense, resulting from the extension of warrants held by the European institutional investor who exercised two million warrants during the quarter.

•
Excluding EITF 07-5 and stock based compensation, we had a 28% decrease in loss in the current quarter primarily attributable to lower exploration expense of $82,335 (2008: $651,137).  This was due primarily to the ongoing transition from field work and drilling last year to laboratory analysis utilizing consultants as we progress with our piloting program this year.

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