Form 10-Q
period 2009-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2009-11-13
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                                         to

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or	(IRS Identification No.)
organization)

Augusto Leguia 100, Oficina 812
Las Condes, Santiago
Chile
(Address of principal executive offices)

(56 2) 657-1800
(Issuer’s telephone number)

Enrique Foster Sur 20, Piso 19
Las Condes, Santiago
Chile
(Former Address, if Changed Since Last Report)

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
Yes ☐         No ☒

36,000,972 shares of the issuer’s common stock, $.001 par value, were outstanding at November 12, 2009.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
(US Funds)

	September 30,	December 31,
	2009	2008
	Unaudited
Assets
Current
Cash and cash equivalents	$1,242,172	$1,475,460
Prepaid expenses	46,810	54,530
Receivables	20,905	15,646
Total Current Assets	1,309,887	1,545,636
Property and Equipment (Note 2)	80,077	86,019
Mineral Properties	651,950	651,950

Total Assets	$2,041,914	$2,283,605

Liabilities
Current
Accounts payable and accrued liabilities	$61,663	$35,777
Total Current Liabilities	61,663	35,777
Other Liabilities – warrants (Note 5)	1,788,825	-

Total Liabilities	1,850,488	35,777

Stockholders’ Equity
Capital Stock (Note 3)
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value
20,000,000 Shares authorized
625,000 Shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value
100,000,000 Shares authorized
34,404,042 (December 31, 2008 – 32,004,042) shares issued and outstanding	20,363,409	17,930,947
Deficit Accumulated During the Exploration Stage	(20,671,983)	(16,183,119)

Total Stockholders’ Equity	191,426	2,247,828

Total Liabilities and Stockholders’ Equity	$2,041,914	$2,283,605

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statement of Operations
(US Funds)

	Three months ended September 30		Nine months ended September 30		Cumulative From Inception
	2009 Unaudited	2008 Unaudited	2009 Unaudited	2008 Unaudited	November 13, 2001 through Sept. 30, 2009 Unaudited
Expenses

Advertising and promotion	$11,665	$3,461	$29,316	$30,160	$210,278
Amortization	3,645	5,995	15,206	17,483	110,786
Bank charges and interest	1,158	1,217	2,859	4,428	25,662
Consulting fees	-	32,715	294,438	146,419	2,225,060
Consulting fees – directors and officersofficers	128,319	91,964	692,299	288,156	3,569,342
Exploration	119,756	458,744	335,719	1,411,642	4,478,352
Filing fees	788	71	4,776	2,570	52,643
Insurance	13,786	14,595	40,504	46,575	232,969
Investor relations	1,316	4,809	696,191	4,809	769,989
Licenses and taxes	3,187	50,248	21,393	145,330	382,745
Management fees	34,800	34,800	104,400	104,400	1,500,790
Office	17,091	15,749	25,624	34,313	175,112
Professional fees	29,891	39,906	94,782	171,159	1,466,011
Rent	20,622	23,857	55,303	76,635	373,309
Telephone	4,234	4,170	10,120	16,160	84,219
Transfer agent fees	905	560	2,370	1,913	13,593
Travel and vehicle	42,270	34,947	96,825	123,110	961,858

Loss before other items	(433,433)	(817,808)	(2,522,125)	(2,625,262)	(16,632,718)

Gain (loss) on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Gain on Foreign exchange	9,056	(141,335)	27,179	(124,868)	(169,795)
Loss on sale of assets	-	-	(7,465)	-	(19,176)
Dividend income	-	-	-	-	4,597
Interest income	360	3,269	1,372	30,385	346,747
Change in fair value of warrants	998,012	-	(903,450)	-	(903,450)
Financing agreement penalty	-	-	-	-	(330,000)

Net income (loss) and comprehensive income (loss) for the period	573,995	(955,874)	(3,404,489)	(2,719,745)	(17,684,500)
Preferred stock dividends			-	-	(1,537,500)

Net income (loss) Available for Distribution	$573,995	$(955,874)	$(3,404,489)	$(2,719,745)	$(19,222,000)

Basic and diluted earnings (loss) per Common Share	$0.02	$(0.03)	$(0.10)	$(0.09)	-

Weighted average number of Common Shares Outstanding	34,472,520	29,199,542	33,477,669	29,189,133	-

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
 (An Exploration Stage Company)
Consolidated Condensed Statements of Stockholders’ Equity
(US Funds)

	Shares	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Stock-based compensation		1,024,122						1,024,122
Warrants exercised	2,100,000	1,045,340						1,045,340
Reduction in warrant liability on exercise		199,000						199,000
Bonus shares	400,000	164,000						164,000
Cumulative effect of EITF 07-5 application							(1,084,375)	(1,084,375)
Net loss for the period	-	-	-	-	-	-	(3,404,489)	(3,404,489)
Balance, September 30, 2009	34,504,042	$20,363,409	625,000	$500,000	$-	$-	$(20,671,983)	$191,426

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Nine months ended Sept. 30		Sept. 30
	2009	2008	2009
	Unaudited	Unaudited	Unaudited
Operating Activities
Net loss for period	$(3,404,489)	$(2,719,745)	$(17,684,500)
Items not involving cash
Amortization	15,206	17,483	110,786
Stock-based compensation	1,024,122	57,056	3,188,211
Common stock issued for services	164,000	-	2,121,630
Change in fair value of warrants	704,450	-	704,450
Common stock adjustment - FV of warrants	199,000	-	199,000
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	(4,246)
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(5,259)	(25,430)	(20,905)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	25,886	7,969	61,663
Prepaid expenses	7,720	845	(46,810)
Cash Used in Operating Activities	(1,261,899)	(2,661,822)	(10,440,721)

Investing Activities
Addition to property and equipment	(25,091)	(85,780)	(194,979)
Mineral property acquisition costs	-		(651,950)
Cash Used in Investing Activities	(25,091)	(85,780)	(846,929)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	1,045,340	-	7,390,289
Stock subscriptions received	-	1,994,651	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	8,362	-	8,362
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	1,053,702	1,994,651	12,529,822

(Outflow) Inflow of Cash and equivalents	(233,288)	(752,951)	1,242,172

Cash and Equivalents, beginning of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, end of period	$1,242,172	$1,925,701	$1,242,172

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Warrants exercised	$1,045,340	$-	$1,045,340
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements included in the Company’s 2008 annual report on Form 10-K filed with the SEC.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	September 30, 2009 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$36,538	$17,615
Office furniture	17,363	2,560	14,803
Office equipment	9,867	3,631	6,236
Computer equipment	8,197	4,794	3,403
Computer software	1,142	606	536
Field equipment	62,814	25,330	37,484

	$153,536	$73,459	$80,077

	December 31, 2008
		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	$63,750	$86,019

3.	CAPITAL STOCK

(a)	Common stock

The Company’s authorized:
i) Common stock with a par value of $0.001 is 100,000,000 shares.
ii) Preferred stock with a par value of $0.001 is 20,000,000 shares.

(b)	Stock options

During the nine months ended September 30, 2009, no stock options were granted. The portion of the 165,000 stock options granted in the second quarter of 2008 to two new independent directors vested. As a result, $12,537 of unrecognized stock-based compensation related to unvested options was recognized during the current period.

During the nine month period ended September 30, 2009, 250,000 options were cancelled and 100,000 previous granted options expired.

The Black-Scholes option pricing model calculated compensation based on the following assumptions:

(i)
(ii)

	2009	2008
Expected life (years)	N/A	5
Interest rate	N/A	3.52%
Volatility	N/A	57.12%
Dividend yield	N/A	0%

	Period ended
	Sept. 30, 2009 Unaudited		December 31, 2008
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Options	Price	of Options	Price
Outstanding - beginning of period	3,140,000	$0.57	2,975,000	$0.50
Granted	-	$0.00	165,000	$1.00
Cancelled/expired	(350,000)	$0.50	-	-
Outstanding – end of period	2,790,000	$0.58	3,140,000	$0.57
Exercisable - end of period	2,790,000	$0.58	3,078,125	$0.57

At the quarter ended September 30, 2009, the following director and consultant stock options were outstanding:

	Exercise	September 30, December 31,
Expiry Date	Price	2009	2008
August 1, 2009	$2.00	-	100,000
April 5, 2010	$0.50	-	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,790,000	3,140,000

3.            CAPITAL STOCK

(b)	Stock options (continued)

The shares under option at September 30, 2009 were in the following exercise price ranges:

	Options Exercisable and Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,625,000	$28,750	2.03
$1.00	$1.00	165,000	-	3.73

	$0.58	2,790,000	$28,750	2.27

(c)	Stock-based compensation

During the nine months ended September 30, 2009, the total stock-based compensation recognized under the fair value method was $1,024,122.

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

During the six months ended June 30, 2009, $216,310 was charged to consulting/directors and officers fees (2008: $42,792), and $77,130 (2008: $nil) related to the warrants issued during the period (note 3(d)), and $694,875 (2008: $nil) was charged to investor relations as a result of an extension of the expiry date of 4,250,000 warrants (Note 3(d)). All amounts were determined using the Black-Scholes option pricing model (Note 3(b)). During the six months ended June 30, 2009, $23,271 (2008: $45,339) was charged to Consulting fees in relation to unvested stock options issued in a prior period (note 3(b)).

During the nine months ended September 30, 2009 the remaining balance of $12,537 attributable to past option issuances was charged to Consulting fees, directors and officers.

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	Sept. 30,	Dec 31,	Dec. 31,
	2009	2008	2007

Investor relations	$694,874	$-	$-
Consulting fees- directors and officers	252,118	45,339	359,227
Consulting fees	77,130	-	248,507
Management fees	-	-	110,450

Compensation - options	$1,024,122	$45,339	$718,184

3.            CAPITAL STOCK

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	September 30, 2009 (Unaudited)		December 31, 2008 (Audited)
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	13,022,600	$0.54	13,022,600	$0.54
Issued	485,000	$0.58	-	-
Exercised	(2,100,000)	$0.50	-	-
Expired	(925,000)	$0.50	-	-

Outstanding - end of period	10,482,600	$0.56	13,022,600	$0.54

During the period ended September 30, 2009:

•
Two million warrants were exercised by a European institutional investor. The balance of 4.25 million warrants held by the investor had their expiry date extended from July 11, 2009 to April 1, 2011. A cashless exercise provision was added to the warrants in the event the Company fails to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants;

•
150,000 warrants having an exercise price of $0.75 and an expiry date of June 30, 2011 we issued to a consultant for services. An additional 335,000 warrants having an exercise price of $0.50 and an expiry date of June 30, 2012 were issued to two independent directors in lieu of stock options. Stock based compensation totaling $293,440 was recorded with respect to these issuances;

•	100,000 warrants were exercised at a price of $0.50 for gross proceeds of $50,000; and
•	925,000 warrants with an exercise price of $0.50 expired unexercised.

As at September 30, 2009 the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	Sept. 30, 2009	December 31, 2008

July 11, 2009	$0.50	-	6,550,000
April 1, 2011	$0.50	4,250,000	-
September 7, 2009	$0.50	-	625,000
August 10, 2010	$0.60	5,847,600	5,847,600
June 30, 2011	$0.75	150,000	-
June 30, 2012	$0.50	235,000	-

		10,482,600	13,022,600

3.	CAPITAL STOCK

(d)	Warrants (continued)

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

During the quarter ended June 30, 2009, 2,000,000 warrants were exercised and as such the fair value of $199,000 attributed to these warrants was transferred to additional paid in capital. The fair value of the remaining warrants increased to $2,786,837 as of June 30, 2009. As such, the $1,994,150 change in fair value was recorded in the statement of operations for the three months ended June 30, 2009.

During the quarter ended September 30, 2009 the fair value of the warrants decreased to $1,788,825.  As such, the $998,012 change in fair value was recorded in the statement of operations for the three months ended September 30, 2009

4.	EARNINGS PER SHARE

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Basic and diluted loss per share is computed using the weighted average number of common shares outstanding:

Weighted average number of shares	34,472,520

Options (see below)	741,646
Warrants (See below)	3,051,896

38,266,062
Diluted Earnings per share	0.02

5.	FAIR VALUE OF MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying amounts of these instruments approximate their respective fair values because of the short maturities of those instruments.

Liabilities measured at market value on a recurring basis include warrant liability resulting from our recent equity financing.  In accordance with the guide which is now ASC 815-40 (formally EITF (Emerging Issues Task Force) 00-19, Accounting for Derivative Financial Instruments Indexed and Potentially Settled in a Company’s Own Stock), the warrant liabilities are being marked to market each quarter-end until they are completely settled.  The warrants are valued using a Black-Scholes method, using assumptions consistent with our application of ASC 718 (previously SFAS 123R).  The gain or loss resulting from the marked to market calculation is shown on the Consolidated Condensed Statements of Operations as Change in fair value of warrants.  The Company recognized a gain of $988,012 during the quarter.

5.	FAIR VALUE MEASUREMENTS (continued)

The Company adopted new guidance which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“FAS 157”), effective January 1, 2008.  SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value.  Level inputs, as defined by SFAS 157, are as follows:

•	Level 1 - quoted prices in active markets for identical assets or liabilities
•	Level 2 - other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date
•	Level 3 - significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The following table summarizes fair value measurement by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis.

	Level I	Level II	Level III	Total

Cash and cash equivalents	1,242,172	$-	$-	$1,242,172
Receivables	20,905			$20,905
Accounts Payable and Accrued Liabilties	61,663			$61,663
Other liabilities - warrants		1,788,825		$1,788,825

6.	SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 5, 2009, the date these financial statements were issued.

On October 16, 2009 the Company closed on a previously announced private placement.  Subscriptions were accepted for 1,496,930 shares at a price of $0.65 per share for gross proceeds of $973,005.  Commissions of $68,110 were paid and broker’s warrants were issued for 104,785 shares at a price of $0.90 exercisable until April 15, 2011.

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

In March 2009, the Company’s marketing consultant attended the Intertech Titanium Conference held in Rome.  He advised management that the consensus view held by most titanium industry experts is that the combination of firm demand together with limited new supply of high quality titanium ores such as natural and synthetic rutile will result in ore prices continuing to firm. This is a significant reversal to the view held 5 years ago that largely as a consequence of increasing quantities of chloride slag from several new Southern African producers, titanium ores would be in oversupply and that ore prices would weaken.  Over the last 5 years, chloride slag has grown at a slower rate, several new projects have been cancelled or deferred and existing operations, rationalised.  In contrast titanium pigment production has grown steadily and metal manufacture has taken off, leading to a tightening market for titanium ores and rising prices.  For example, one major pigment producer at the conference indicated that for 2009 they expect their average price for rutile to increase by in excess of 6% to US$525-550 per tonne for bulk tonnage deliveries, and US$650-700 for smaller volumes. Our consultant concluded that titanium pigment producers are now demanding and buyers are paying premium prices for high quality ores, particularly those with a high concentration of TiO2 and low levels of radioactivity.

During the second quarter, several one kilogram samples of the high grade titanium concentrate obtained as a result of Stage 1 of the pilot plant program were sent to various potential customers for evaluation.

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

Stage 1 succeeded in producing a high grade rutile concentrate even without high intensity magnetic separation. Process recovery was over 92% and concentrate grade, over 94% TiO2. This result was obtained using normal water, at a neutral pH (acidity).  Tests with sea water returned equally good product grades, but the process recoveries were lower.  Test work on the use of sea water as the aqueous medium in flotation is on-going.

On July 8, 2009 we entered into an agreement with SGS Lakefield ("SGS") to complete the Stage 2 pilot plant test work program.  A 280 tonne bulk representative sample from the Las Carolinas deposit of the Company's Cerro Blanco titanium project was bagged for container transport to Lakefield, Ontario.  During the quarter, the shipment left Chile by container ship, and arrived in Canada, where stage 2 of the pilot plant test work program commenced.

On November 5, 2009 we reported that the Stage 2 pilot plant test work program was completed.  The program was overseen by Company management and technical staff from the Santiago office of AMEC-Cade, the Company’s principal engineering consultant.  The primary objective of the test work was to produce a natural rutile, titanium dioxide concentrate which meets the chemical and particulate specifications of titanium pigment and metal producers.

Drawing upon a process flow sheet and procedures which have been developed and refined over the past two years, the bulk sample is first crushed to -1/2 inch and then ground to a particle size no finer than 100 mesh.  The ground sample then passes through a gravity pre-concentration circuit where non-mineralized material is rejected and mineralized material, collected.  The collected mineralized material is expected to represent approximately 50% by volume of the total material passing through the gravity pre-concentration circuit, with a corresponding increase in grade.  For the bulk sample, the expectation is that the grade of the gravity pre-concentrate passing to the flotation circuit will be approximately 6% TiO2.

The Stage 2 pilot plant test work program was conducted over a period of 10 days and was completed on October 30, 2009.  The program consisted of a series of 9 hour trials culminating in a continuous 60 hour test run.  Crushed bulk sample material with an average grade of 2.9% TiO2 was ground to a fineness of 100 mesh and conveyed to a gravity pre-concentration circuit at an average rate of 1.2 tonnes per hour.  The gravity pre-concentration circuit rejected approximately 50% of non-mineralized material and the resultant mineralized material was slurried to the flotation circuit at an average rate of 650 Kg per hour.

SGS expect to complete a final report on the Stage 2 pilot plant test work by the end of November, at which time the Company will be in a position to make further announcements on the program results including final chemical and particle size analysis of the rutile concentrate, overall recovery and plant efficiency.  Company management can, however, confirm that the Stage 2 pilot plant operated well and that previous process tests carried out by SGS at a bench scale were well reproduced at the pilot plant scale.  Management can as well confirm that the process flow sheet circuit was very robust; there were no procedural or other issues which impeded the test work and approximately 3 tonnes of high grade rutile concentrate has been produced.

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

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of this year’s planned metallurgical test work and pilot scale testing.  With off-take contracts in hand, we would undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed within twelve to fourteen months of us receiving off-take contracts, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of commissioning a final engineering feasibility study at approximately $3,408,000.  This figure includes a 20% contingency but excludes general and administrative expenses.  As of November 12, 2009, our cash position was approximately $1,955,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

Results of Operations

We recorded a profit for the three months ended September $573,995 ($0.02) per weighted average common share outstanding compared to a loss of $955,874 (($0.03) per share) for the comparable interim period in 2008.  This was a direct result of a gain recorded due to the change in valuation of the warrant liability in the quarter of $998,012.  Excluding this gain, our loss for the quarter was $424,017. The principal reason for the difference in the third quarter of 2009 compared to 2008 was the reduced level of exploration expenditures as the activities of the Company were focused on the pilot plant program and not field exploration.

On a year to date basis, for the nine months ended September 30, 2009 the loss was $3,404,489 (($0.10) per share) compared to $2,719,745 (($0.09) per share) for the comparable period in 2008.  Again, excluding the change in warrant valuation of $903,450, our year to date loss is a more comparable to $2,501,039.

Generally most expenses continue to be comparable or lower this quarter than in the comparable quarter of 2008 and on a year to date basis.  The most significant items are:

•
On a year to date basis, consulting expense of $294,438 compared to $146,419 in 2008 reflects the payment of the first installment on Stage 2 of the piloting program.  There will be significant additional expenditures in this area prior to year end.

•
Consulting fees – directors and officers was $128,319 (YTD - $692,299) compared to 2008 expense of $91,964 (YTD - $288,156) as a result of stock based compensation recognized for previously issued options which vested during the period.

•
Investor relations expense of $1,316 (YTD: $696,191) compared to $4,809 ($4,809) for 2008 reflects the stock based compensation expense recorded with respect to the revaluation of the warrants in second quarter.

•	Interest revenue at $360 (YTD - $1,372) was down significantly from 2008 at $3,269 (YTD - $30,385) due to continued lower US dollar denominated deposit interest rates.

Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles.” ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with US GAAP for Securities and Exchange Commission (“SEC”) registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document. The Codification did not have an impact on the Company’s condensed consolidated financial statements.

In June 2009, the Company adopted guidance issued by the FASB and included in ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events. The additional disclosures required are included in Note 6.

In April 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825, “Financial Instruments.” The adoption of ASC 825 did not have an impact on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815, “Derivatives and Hedging.” The adoption of ASC 815 did not have an impact on the Company’s condensed consolidated financial statements.

In January 2009, the Company adopted guidance issued by the FASB and included in (a.) ASC 805, “Business Combinations”, and (b.) ASC 810, “Non controlling Interests in Consolidated Financial Statements.” The application of these ASCs is intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The adoption of these ASCs did not have any impact on its condensed consolidated financial statements.

(a.) ASC 805 requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from bargain purchase.

(b.) ASC 810 is intended to improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU clarifies how an entity should measure the fair value of liabilities and that restrictions on the transfer of a liability should not be included in its fair value measurement. The effective date of this ASU is the first reporting period after issuance date, August 26, 2009. The Company adopted this ASU for the quarter ended September 30, 2009. The adoption of this ASU did not have an impact on the Company’s condensed consolidated financial statements.

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

Item 4T.                      Controls and Procedures

Disclosure Controls and Procedures

Our President and our CFO, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Rule 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In October 2009 we closed our offering of common shares at a price of $0.65 per share.  We sold a total of 1,496,930 shares of common stock in the offering for gross proceeds of $973,005.  These shares were sold without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  Each of the 25 purchasers was an accredited investor as defined in Regulation D.  Each investor delivered appropriate investment representations with respect to this stock sale and consented to the imposition of restrictive legends upon the stock certificate representing the shares.  No investor entered into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.  The Company paid $68,110 in selling commissions to a licensed selling agent in this offering and granted warrants to purchase 104,785 shares at a price of $0.90 exercisable until April 15, 2011.

The foregoing warrants were granted to Chelsea Financial Services, a licensed boker-dealer, in connection with the above-referenced offering.  These warrants were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(6) and/or Section 4(2) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  The investor was an accredited investor as defined in Regulation D.  It delivered appropriate investment representations with respect to this warrant issuance and consented to the imposition of restrictive legends upon the certificate representing the warrants.  The investor did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  The investor was also afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the transaction.

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

White Mountain Titanium Corporation

Date: November 13, 2009	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

Date: November 13, 2009	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial Officer)