Form 10-Q/A
period 2009-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2009-12-01
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 is to respond to comments by the staff of the Commission in a letter dated September 3, 2009, and a subsequent letter dated November 9, 2009.

Item 1, FINANCIAL STATEMENTS, has been amended to account for the effects of EITF 07-05 with respect to 7,175,000 warrants previously issued, and which had their exercise price reduced due to anti-dilution provisions, as freestanding derivatives.  Also, a new Note 5 to the financial statements has been added to provide the disclosure related to the fair value measurement of the stock warrants as required by paragraphs 32 through 35 of SFAS 157.  In addition, the columns in the financial statements which have been restated have been so designated.  Further, a new Note 6 has been added describing the restatement and the comparative figures.

In addition, Item 2, MANAGEMENT’S DISCUSSION AND ANALYSIS, has been amended to reflect the changes to the accounting for the warrants.

This Amendment No. 2 continues to speak as of the date of the original Form 10-Q for the quarter ended June 30, 2009, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraph.  Accordingly, this Amendment No. 2 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-Q on August 10, 2009.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheet
(US Funds)

	June 30,	December 31,
	2009	2008
	Unaudited Restated (Note 6)
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

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statement of Operations
(US Funds)

	Three months ended June 30		Six months ended June 30		Cumulative From Inception November 13,
	2009 Unaudited Restated (Note 6)	2008 Unaudited	2009 Unaudited Restated (Note 6)	2008 Unaudited	2001 through June 30, 2009 Unaudited Restated
Expenses

Advertising and promotion	$2,555	$9,992	$17,651	$26,699	$198,613
Amortization	5,173	6,483	11,561	11,488	107,141
Bank charges and interest	617	1,454	1,701	3,211	24,504
Consulting fees	255,947	47,114	294,438	113,704	2,225,060
Consulting fees – directors and officers	310,945	120,492	563,980	196,192	3,441,023
Exploration	82,335	651,137	215,963	952,898	4,358,596
Filing fees	2,591	-	3,988	2,499	51,855
Insurance	18,030	16,340	26,718	31,980	219,183
Investor relations	694,875	-	694,875	-	768,673
Licenses and taxes	8,619	38,183	18,206	95,082	379,558
Management fees	34,800	34,800	69,600	69,600	1,465,990
Office	3,900	10,344	8,533	18,564	158,021
Professional fees	40,164	93,903	64,891	131,253	1,436,120
Rent	18,102	22,582	34,681	52,778	352,687
Telephone	2,876	6,127	5,886	11,990	79,985
Transfer agent fees	825	21	1,465	1,353	12,688
Travel and vehicle	17,929	58,124	54,555	88,163	919,588

Loss before other items	(1,500,283)	(1,117,096)	(2,088,692)	(1,807,454)	(16,199,285)

Gain (loss) on sale of marketable securities	-	-	-	-	87,217
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Gain on Foreign exchange	11,170	(16,978)	18,123	16,467	(178,851)
Loss on sale of assets	-	-	(7,465)	-	(19,176)
Dividend income	-	-	-	-	4,597
Interest income	638	8,306	1,012	27,116	346,387
Change in fair value of warrants	(1,994,150)	-	(1,901,462)	-	(1,901,462)
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(3,482,625)	(1,125,768)	(3,978,484)	(1,763,871)	(18,258,495)
Preferred stock dividends			-	-	(1,537,500)

Net Loss Available for Distribution	$(3,482,625)	$(1,125,768)	$(3,978,484)	$(1,763,871)	$(19,795,995)

Loss per Common Share	$(0.10)	$(0.04)	$(0.12)	$(0.06)	-

Weighted average number of Common Shares Outstanding	33,626,262	29,189,133	32,971,999	29,189,133	-

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

See notes to the unaudited consolidated condensed financial statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative
			From Inception
			November 13,
			2001 through
	Six months ended June 30		June 30
	2009	2008	2009
	Unaudited Restated (Note 6)	Unaudited	Unaudited Restated
Operating Activities
Net loss for period	$(3,978,484)	$(1,763,871)	$(18,258,495)
Items not involving cash
Amortization	11,561	11,488	107,141
Stock-based compensation	1,011,585	42,792	3,175,674
Common stock issued for services	164,000	-	2,121,630
Change in fair value of warrants	1,702,462	-	1,702,462
Common stock adjustment - FV of warrants	199,000	-	199,000
Financing agreement penalty	-	-	330,000
Adjustment to market – securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Loss on sale of assets	7,465	-	19,176
Non-cash resource property expenditures	-	-	600,000
Changes in Non-Cash Working Capital
Receivables	(2,530)	(23,657)	(18,176)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	1,708	385,100	(52,822)
Prepaid expenses	(7,777)	(7,648)	28,000
Cash Used in Operating Activities	(891,010)	(1,355,796)	(10,046,410)

Investing Activities
Addition to property and equipment	(4,153)	(79,666)	(197,463)
Mineral property acquisition costs	-		(651,950)
Cash Used in Investing Activities	(4,153)	(79,666)	(849,413)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of Preferred Stock			5,000,000
Issuance of common stock	999,800	-	7,344,749
Stock subscriptions received	-	104,030	120,000
Stock subscriptions receivable	-	-	111,000
Sale of surplus assets	6,630	-	6,630
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	1,006,430	104,030	12,482,550

(Outflow) Inflow of Cash and equivalents	111,267	(1,331,432)	1,586,727

Cash and equivalents, begining of period	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$1,586,727	$1,347,220	$1,586,727

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Warrants exercised	$999,800	$-	$999,800
Settlement of debt	$-	$-	$830,000
Services	$164,000	$-	$2,121,630
Penalty	$-	$-	$187,500

See notes to the unaudited consolidated condensed financial statements

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

2.	PROPERTY AND EQUIPMENT

	June 30, 2009 Unaudited
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	34,624	$19,530
Office furniture	2,704	2,068	636
Office equipment	5,417	3,274	2,143
Computer equipment	8,197	4,396	3,801
Computer software	1,142	549	593
Field equipment	60,340	22,526	37,814

	$131,953	67,437	$64,516

	December 31, 2008
		Accumulated
	Cost	Amortization	Net

Vehicles	$70,534	32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461

	$149,769	63,750	$86,019

3.           CAPITAL STOCK

(a)	Common stock

The Company’s authorized:
i) Common stock with a par value of $0.001 is 100,000,000 shares.
ii) Preferred stock with a par value of $0.001 is 20,000,000 shares.

(b)	Stock options

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

	Level I	Level II	Level III	Total
Cash and cash equivalents	$1,586,727	$-	$-	$1,586,727
Receivables	18,176			18,176
Accounts payable and accrued liabilities	28,000	-	-	28,000
Other liabilities - warrants	-	2,786,837	-	2,786,837

6.	RESTATEMENT AND COMPARATIVE FIGURES

We adopted Emerging Issues Task Force (EITF) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. as of January 1, 2009. During the year ended 2007, the Company repriced previously issued warrants for 6,875,000 shares of our Common Stock in a private placement to an institutional investor. These warrants were reassessed under EITF 07-5 and due to a price adjustment clause included in these warrants, such warrants are no longer deemed to be indexed to our stock and therefore, no longer meet the scope exception of FAS 133. Therefore, these warrants were reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward.

As at March 31, 2009 the restatement of the consolidated balance sheet resulted in changes to the previously reported carrying values of Other Liabilities – Warrants, Shareholders Equity and Deficit as follows:

	Previously Reported	Correction	Restated
Other Liabilities – Warrants	$-	$(991,687)	$(991,687)
Total liabilities	(50,705)	(991,687)	(1,042,392)
Deficit	(16,771,666)	(991,687)	(17,763,353)

For the six months ended June 30, 2009 comparative consolidated condensed statement of operations, the restatement resulted in changes to the previously reported amounts as follows:

	Previously Reported	Correction	Restated
Change in value of warrants	$-	(1,901,462)	(1,901,462)
Net loss for the period	(2,077,022)	(1,901,462)	(3,978,484)
Loss per common share	(0.06)	(0.06)	(0.12)

For the six months ended June 30, 2009 comparative consolidated condensed statement of cash flow, the restatement resulted in changes to the previously reported amounts as follows:

	Previously Reported	Correction	Restated
Net loss for the period	$(2,077,022)	$(1,901,462)	$(3,978,484)
Change in fair value of warrants	-	1,702,462	1,702,462
Common stock adjustment – fair value of warrants	-	199,000	199,000

Certain of the prior periods figures have been reclassified to conform to the financial statement presentation adopted for the current period ended June 30, 2009

7.	SUBSEQUENT EVENTS

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

The following exhibits are furnished with this amended report:

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

White Mountain Titanium Corporation

Date: December 1, 2009	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: December 1, 2009	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)