Form 10-K
period 2009-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2010-03-31
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-129347

White Mountain Titanium Corporation
(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Augusto Leguia 100, Oficina 812, Las Condes, Santiago Chile	None
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (56 2) 657-1800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1)  Yes ☒    No ☐      (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $25,394,438 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 22, 2010, there were 37,120,972 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

ITEM 1.  BUSINESS

Overview

White Mountain Titanium Corporation is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  Although incorporated in the State of Nevada on April 24, 1998, our company was reorganized in February 2004 as a result of the reverse merger of GreatWall Minerals Ltd., an Idaho corporation, into Utah Networking Services, Inc., a Nevada corporation.  GreatWall had had an ongoing interest in the natural resources sector in Chile for several years prior to the merger and in 2003 had entered into an agreement with Phelps Dodge to acquire the Cerro Blanco rutile registered exploitation mining concessions.  The agreement was executed by GreatWall through its wholly owned subsidiary, Compañía Minera Rutile Resources Limitada.  Utah Networking Services, Inc. had been previously engaged in business of providing internet services but had refocused its business on the natural resources industry in March 2002.  The merger was approved by the shareholders of both companies on January 26, 2004, and was completed on February 10, 2004.  The newly reorganized company was subsequently renamed White Mountain Titanium Corporation.  Compañía Minera Rutile Resources Limitada was subsequently converted to a Chilean stock company and the name changed to Sociedad Contractual Minera White Mountain Titanium.  We also have another wholly owned Hong Kong company, White Mountain Titanium (Hong Kong), which is inactive.

On or about September 5, 2003, Sociedad Contractual Minera White Mountain Titanium (formerly known as Compania Minera Rutile Resources Limitada, and formally known as Minera Royal Silver Limitada), a subsidiary of GreatWall at the time, and Compania Contractual Minera Ojos del Salado, a Chilean operating subsidiary of Phelps Dodge Corporation, entered into a Transfer of Contract and Mortgage Credit agreement for the purchase by GreatWall’s subsidiary of the initial nine mining registered exploitation concessions located in Chile for which Compania Contractual Minera Ojos del Salado held a mortgage.  Pursuant to the transfer agreement, Compania Contractual Minera Ojos del Salado sold and transferred its mortgage right to the mining concessions to GreatWall’s subsidiary.  Subject to the terms of the transfer agreement, Compania Minera Rutile Resources Limitada was obligated to pay $650,000 to Compania Contractual Minera Ojos del Salado for its transfer of the mortgage to GreatWall’s subsidiary, payable $50,000 within thirty days of the transfer agreement, $50,000 on March 5, 2004, and $50,000 on September 5, 2004, and was obligated to pay $500,000 on September 4, 2005, which date was extended by mutual consent of the parties to September 9, 2005.  The original transfer agreement was negotiated between the management of GreatWall and Phelps Dodge, and as a result of the merger of GreatWall into our company, Compania Minera Rutile Resources Limitada became our wholly owned subsidiary.  The initial payment of $50,000 was paid by GreatWall prior to its merger into our company in February 2004.  The subsequent payments of $50,000 each on March 5, 2004, and September 5, 2004, were paid by us.  Prior to the final payment, Compania Contractual Minera Ojos del Salado transferred by dividend the right to receive the final payment from our Chilean subsidiary to its parent corporation, PD Ojos del Salado, Inc., a Delaware corporation, and PD Ojos del Salado, Inc. subsequently transferred by dividend the right to receive the final payment from to its parent corporation, Phelps Dodge.  In September 2005, we completed a debt conversion agreement with Phelps Dodge whereby we issued 625,000 shares of Series A Convertible Preferred Stock and warrants to purchase 625,000 shares of our common stock as consideration for the final payment of $500,000 owed under the property payment schedule.

We anticipate offering up to 1,869,159 units at $3.21 per unit for gross proceeds of $6,000,000.  Each unit is proposed to consist of three shares of common stock and one three-year warrant to purchase an additional share of common stock at $1.34 per share, or 125% of the price per share allocated to the common shares in the units.  We have entered into an agreement with Source Capital Group, Inc. to act as the placement agent for the units on a “best-efforts” basis.

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

The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2006
Industry	Percent
Paint and Coatings	59.1%
Plastics and Rubber	23.8%
Paper	11.6%
Other*	5.5%

*	Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink

The table below gives a broad picture of principal uses for titanium dioxide.

Uses of Titanium Dioxide
Industry	Use
Paints & Pigments	Paints, coatings, lacquer, varnishes, to whiten and opacity polymer binder systems, to provide coating and hiding power, and to protect paints from UV radiation and yellowing of the color in sunlight.

Plastics
To ensure high whiteness and color intensity, and increase plastic impact strength in such items as window sections, garden furniture, household objects, plastic components for the automotive industry.

Paper	Additive to whiten and increase opacity of paper.

Cosmetics	Protection against UV radiation in high-factor sun creams; to give high brightness and opacity in toothpaste and soaps.

Food	High brightness and opacity in foods and food packaging.

Pharmaceuticals	High chemical purity titanium dioxide is used as a carrier and to ensure brightness and opacity.

Printing Inks	Protection against fading and color deterioration.

Other	Titanium dioxide is used in chemical catalysts, wood preservation, rubber, ceramics, glass, electroceramics, welding fluxes, and high temperature metallurgical processes.

Since 2004, an expanding world economy and industrial growth in China led to strong demand for titanium mineral concentrates, titanium metal and titanium dioxide (TiO2) pigment.  According to the U.S. Bureau of Mines, gross production of titanium mineral concentrates (ilmenite, rutile, and leucoxene) rose from 6.7 million tonnes in 2005 to an estimated 7.8 million tonnes in 2007.  During the same period, published prices for high grade rutile have held up at $500 - $750 per tonne, depending on grade.

The following table sets forth the estimated world reserves of titanium minerals based upon global resources of titanium minerals.

World Reserves of Ilmenite and Rutile (‘000t TiO2)
Country	Ilmenite	Rutile
Australia	130,000	19,000
Canada	31,000	-
China	200,000	-
India	85,000	7,400
Norway	37,000	-
South Africa	63,000	8,300
Ukraine	5,900	2,500
US	6,000	400
Other	15,000	8,100

Source:  U.S. Geological Survey, Mineral Commodity Summaries, January 2009, found online at http://minerals.usgs.gov/minerals/pubs/mcs/2007/mcs2007.pdf.

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

In the sulphate process, ilmenite or titanium slag is reacted with sulfuric acid.  Titanium hydroxide is then precipitated by hydrolysis, filtered and calcined.  This is a process involving approximately 20 separate processing steps.  Because sulphate technology is predominantly a batch process, it is possible to operate one part of a sulphate process plant while another part is shut down for maintenance.  To some extent, stocks of intermediate reaction products can be allowed to build up, awaiting further processing downstream at some later time.  It is also possible that a sulphate process plant can be run at 60-80% capacity utilization fairly easily if necessary, simply by switching off one or more of its calciners.

Synthetic rutile is formed by removing the iron content from ilmenite, thereby concentrating the titanium dioxide content to at least 90%.  In this way, ilmenites can be upgraded to chloride route feedstocks and used as a substitute for rutile.

For 2007, U.S. consumption of ilmenite and titaniferous slag was more than three times that of both natural and synthetic rutile.

Demand for Titanium Pigment

An assessment of U.S. Geological Survey historical data (Titanium Minerals Handbook, 1970-2007) shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons (Mt) in 1970 to 3.9Mt in 2000.  It declined to 3.7Mt in 2001 but rebounded to around 4Mt in 2002, with sales increasing by around 6.6% and a further rise of 3.2% in 2003.  In 2007 world consumption rose to 4.9Mt.

Titanium Dioxide Prices

The 2007 year end published price range for bagged rutile mineral concentrates was US$570 to US$700 per metric ton, a moderate increase compared with that of 2005.  Year end prices of ilmenite concentrate ranged from US$75to US$85 per ton for 2007.

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

Management believes that the location of the Cerro Blanco property may provide a significant advantage in competing with other producers of titanium.  In addition to good road transport links, power and water, a port facility capable of handling 70,000 ton ships is available at Huasco, 30 kilometers northwest of the Cerro Blanco property.  The property also lies close to a fully operational rail track, and if necessary, a spur line could be run into the property linking it directly to port facilities at Huasco.

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

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile.  These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment.  Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted.  Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation.  In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority.  We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation.  Nevertheless, as a condition to placing the property into production, we are required to submit an environmental impact study for review and approval.

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

We have completed an environmental base line study on the property, which has not yet been submitted to the regional Chilean government authority for review and approval.  The work completed to date will form the basis of the environmental impact study to commence mining operations.  While the environmental monitoring and base line studies completed to date have not identified any endangered plant or animal species on the property, and while the property is located at distance from human habitation, these studies cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations.  Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley to the north-northeast.  Nevertheless, prevailing winds at the mine site are east-west which should permit us to schedule blasting and other activities which create significant dust on days with prevailing or no winds.  Our principal rock crushing plant will be fitted with dust containment units which should also mitigate dust from these activities.  We also plan to use water trucks to dampen roadways and limit the amount of dust from trucks using these roads.

Insurance

We maintain property and general liability insurance with coverage we believe is reasonably satisfactory to insure against potential covered events, subject to reasonable deductible amounts, through our exploration stage.

Employees

Aside from our President, Michael P. Kurtanjek, who works full time for our company, and our directors and executive officers that donate a portion of their time to our business, we currently have only one other full-time employee who works as an assistant to Mr. Kurtanjek.  With the funds from our proposed offering, we intend to hire an on-site full-time manager for the Cerro Blanco project.  We will also be dependent upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions.  In addition, we do not have any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences.  We do not have any existing contracts for these services or employees.

  ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

  ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports under the Exchange Act which comments remain unresolved.

  ITEM 2.  PROPERTIES

Cerro Blanco Property

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

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held.  We have converted our existing exploration licenses into 33 exploitation licenses. The tax payment for March 2007 was approximately $50,000 based upon the status of the mining concessions and the currency exchange rate at that time.  The payment for March 2008 and 2009 was $55,000 at the prevailing exchange rate.  We estimate that the amount for 2010 will increase because of the increase in the number of our mining concessions.

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

The surface rights are owned by Agrosuper, a large Chilean agricultural concern..  Upon completion of the final feasibility study, we intend to either negotiate surface rights with Agrospuper or to apply to local courts for these surface rights.  This is an ongoing progress.   Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain.  We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

Exploration History

In 1990-1991, the western half of the property, then referred to a as Barranca Negra, was held under option by Adonos Resources of Toronto, Canada, who conducted extensive rock sampling, geological mapping and 450 meters of trenching.  In 1992 the property was optioned by Phelps Dodge, to which they applied the name Freirina.  In late 1992 and early 1993, 1,200 meters of diamond and 6,000 meters of reverse circulation drilling were completed, principally in the most westerly Cerro Blanco anomaly.  In 1993 two 15 ton bulk samples were taken for metallurgical testing.  A gravity concentrate was produced from a 15 ton sample of this material by Lakefield Research in Santiago.  Fifty kilos of this concentrate were shipped to Carpco Inc. in Florida for further gravity circuit up-grading followed by dry-milling using magnetic and electrostatic separation techniques.

In 1999, Dorado Mineral Resources N.L. purchased the property and re-named the property Celtic.  In February 2000, a preliminary processing test carried out by RMG Services Pty. Ltd., Adelaide, Australia, on behalf of Dorado, used combined microwave leaching and flotation in the up-grading of Celtic (Freirina) gravity concentrate.  In June 2000 a review and summary of prior exploration programs and results was conducted by an independent geological consultant on behalf of Dorado Mineral Resources N.L.  A cross-sectional estimation of the resource potential of the Cerro Blanco deposit based on the prior drilling and surface sampling was completed as part of this study.  Later the same month a scoping study based on level plans produced for the area of highest density drilling was undertaken on behalf of Dorado Recursos Minerales Chile S.A. by Tecniterrae Limitada, a Santiago based group of consulting mining engineers.

In November and December 2000 a further study was commissioned by Dorado Recursos Minerales Chile S.A. to supervise the collection of a second bulk sample of 25 tons for metallurgical testing.  Also during this program the Cerro Blanco area was geologically re-mapped.  In August 2001, ownership of the property was transferred to Kinrade Resources Limited.  Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract.  In the fall of 2003 ownership of the property passed to Sociedad Contractual Minera White Mountain Titanium, formerly known as Compañía Minera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation.  The purchase was completed in September 2005.

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

In January 2008 the Company retained Thomas A. Henricksen, PhD. and a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”).  The Technical Report, which was dated February 25, 2008, was based on extensive geological mapping, surface sampling, 14,078 meters of drilling and a geological model developed by the Company.

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

In December 2009 we announced completion of a detailed Stage 2 pilot plant test work program culminating in one 60 hour continuous test run.  The primary objective of the Stage 2 pilot plant test work was to produce a natural rutile, titanium dioxide concentrate meeting the chemical and particulate specifications of titanium pigment and sponge metal producers.  The test work was conducted on a 275 tonne bulk sample representative of currently identified, at and near surface natural rutile mineralization sourced from the Las Carolinas prospect at our Cerro Blanco project.  The bulk sample, which was taken from an area of the Las Carolinas prospect which could be chosen to provide initial mine feed to a full scale process plant, assayed 2.9% TiO2.

Following crushing to minus ½ inch, mill underflow was fed to a gravity pre-concentration circuit which consisted of a fine fraction recovery cyclone as well as middlings and coarse fraction mechanical vibrating tables.  The mechanical vibrating tables concentrated the higher specific gravity, natural rutile while rejecting some 50% by volume of the lower specific gravity feed material.  The result of gravity pre-concentration was to upgrade the natural rutile being processed from an initial grade of 2.9% TiO2 to a grade of approximately 5.0% TiO2.  Upgraded material from the gravity pre-concentration circuit was fed to a conditioning tank for pH adjustment and from there to a conventional flotation circuit for further recovery, concentration and cleaning.  Flotation feed from the conditioning tank was passed to rougher, scavenger and 5 cleaning flotation stages, where the majority of the natural rutile was recovered and concentrated.  An acid pH in the flotation circuit between 3.5 and 4.75 was maintained in the flotation circuit.  Tailings from the flotation circuit could form the feed source for a feldspar recovery circuit.

Following the final flotation cleaning stage, the natural rutile, titanium dioxide concentrate was fed to a high intensity magnetic separator to remove magnetic and para-magnetic minerals.  Magnetic separation resulted in two concentrate products: a high grade natural rutile, titanium dioxide concentrate and a magnetic and para-magnetic minerals by-product concentrate.

The following table provides a chemical analysis of the final product from the 60 hour test run for both + and -75 micron fractions after magnetic separation:

Table 17.  Magnetic Separation Results from the Concentrate
produced during Continuous Operation – Non-magnetics

		Assays
Element		-75 Micron Fraction	-75 Micron Fraction
Titanium	TiO2%	96.8	97.3
Iron	Fe2O3%	0.70	0.86
Silica	SiO2%	0.95	0.80
Alumina	Al2O3%	0.11	0.08
Magnesia	MgO %	<0.01	<0.01
Calcium	CaO %	0.06	0.17
Sodium	Na2O %	0.07	0.03
Potassium	K2O %	0.02	0.02
Phosphorus	P2O5%	<0.01	<0.01
Manganese	MnO %	<0.01	0.01
Chromium	Cr2O3%	0.39	0.42
Vanadium	V2O5%	0.23	0.26
LOI	%	0.17	0.18

We are now preparing samples of the coarser, +75 micron product for testing by potential buyers of the natural rutile, titanium dioxide concentrate for paint and pigment applications.

Following completion of the Stage 2 pilot plant test work, we conducted further optimization test work on the rutile process flow sheet, specifically the use of spirals and Knelson concentrators in the gravity pre-concentration circuit and the use of sea water as the aqueous medium in the flotation circuit.  In January 2010 we released results from this optimization test work which stated that spirals were a viable alternative to mechanical vibrating tables in the pre-concentration circuit and that comparable concentrate grades and recoveries were obtained using sea water versus fresh water as the aqueous medium in the flotation circuit.

Also in January 2010 we reported that we had successfully completed a locked cycle, flotation test work program to recover feldspar from natural rutile (titanium dioxide) flotation tailings.

All test work was carried out in an acidic environment (pH 3.5 to 5.5)—very similar to pH conditions previously used in the flotation of rutile.  Management believes this is an important achievement as it obviates the need to undertake major pH adjustment from the rutile to the feldspar flotation circuit.  A sodium feldspar concentrate assaying 9.07% Na2O and 0.37% Fe2O3 was produced using fresh water as the aqueous medium and minimal addition of flotation reagents.  As with the natural rutile, titanium dioxide concentrate results achieved in the optimization test work, comparable sodium feldspar concentrate grades were obtained using sea water versus fresh water as the aqueous medium.

With respect to mining, mining costs would be in addition to the processing plant operating costs estimates set out above.  A preliminary mine plan will be prepared once further drilling has been completed.  At present NCL have modeled preliminary optimized pits for only the Central Zone of the Las Carolinas prospect on the assumption that this could be the initial pit area.  The pits were modeled using 10 x 10 x 10 meter blocks and base case pit wall angles of 45 degrees, with sensitivities run at 50 degrees.  Whilst the objective of our mapping, surface sampling and drilling programs is to both increase the quantity and classification of TiO2 resources on the Cerro Blanco property, the project is at an exploration stage and there is no guarantee of future exploration success or of economic viability. For these reasons, project cash flow estimates are not included in the Assessment.

Arcadis Geotecnica conducted an environmental base line study in 2005 -2006 over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils.  Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favored by reptiles.  Six underground springs were identified, several with only seasonal flow.  As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis.  Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring.  Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and indentified two areas for the possible stockpiling of waste rock.  We retained Arcadis Geotechnica to complete the recommended follow up survey and no archaeological relics were found.

The Assessment concluded that results from the considerable body of work completed on the project to date support the our recommended, phased work programs and that the estimated costs for the work programs were reasonable and adequate to the present stage of the project.  The overall objective of our work programs is to complete an independent final feasibility study which supports the construction of a natural rutile, TiO2 mining operation on the property.

 We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With a portion of the funds from our proposed offering, and contemporaneous with commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by fourth quarter 2010 or first quarter 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of January 31, 2010, our cash position was approximately $1,091,000.  We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

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

ITEM 4.  (REMOVED AND RESERVED)

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

	Quarter	High	Low
FISCAL YEAR ENDED
DECEMBER 31, 2008	First	$1.13	$1.06
	Second	$1.02	$0.97
	Third	$0.97	$0.86
	Fourth	$0.56	$0.49

FISCAL YEAR ENDING	First	$1.37	$0.83
DECEMBER 31, 2009	Second	$1.06	$0.35
	Third	$0.95	$0.75
	Fourth	$0.93	$0.90

 Holders

At March 22, 2010, we had approximately 120 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Purchases of Equity Securities

We have no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto as filed with this report.

Background

We are a mineral exploration company.  We hold mining concessions composed of 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (“Cerro Blanco”).  We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered.  Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration expenses.  We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

Our common stock is quoted on the OTC Bulletin Board under the symbol “WMTM.”  The last reported sales price per share of our common stock as reported by the OTC Bulletin Board on March 19, 2010, was $1.05.

 We recorded a loss for the year ended December 31, 2009 of $5,860,005 ($0.17 per weighted average common share outstanding) compared to a loss of $3,175,908 ($0.10 per weighted average common share outstanding) for 2008.  This was a direct result of a loss recorded due to the adoption of an accounting policy in 2009, which required us to remeasure our warrant liability at its fair market value.  As a result in 2009 we recognized loss of $2,071,350 (2008: $nil).  Excluding this change in this accounting policy, our loss for the year was a more comparable $3,788,655.

A significant difference in 2009 compared to 2008 was the reduced level of exploration expenditures as the activities of the Company were focused on the pilot plant program and not field exploration.  Exploration expense was $377,891 (2008: $1,525,060), while engineering consulting expense was $639,185 (2008: $55,651).

Consulting fees – directors and officers was $1,182,776 (2008: $354,139) as a result of stock-based compensation recognized for previously issued options which vested during the year and shares issuances to management for attaining goals specified by the compensation committee during the year.

Investor relations expense of $696,191(2008: $4,809) reflects the stock-based compensation expense recorded with respect to the revaluation of the warrants in second quarter.

Interest revenue at $1,768 was down significantly from $38,057 in 2008 due to continued lower US dollar denominated deposit interest rates.

Generally most other expenses were comparable or lower this year due to changes in operations and cost constraints applied earlier in the year.

We anticipate offering up to 1,869,159 units at $3.21 per unit for gross proceeds of $6,000,000.  Each unit is proposed to consist of three shares of common stock and one three-year warrant to purchase an additional share of common stock at $1.34 per share, or 125% of the price per share allocated to the common shares in the units.  We have entered into an agreement with Source Capital Group, Inc. to act as the placement agent for the units on a “best-efforts” basis.

Liquidity and Cash Flow

As of December 31, 2009 we had working capital of $1,263,449 (2008 - $1,509,859) including $1,343,994 (2008 -$1,475,460) of cash and cash equivalents.  As of March 15, 2009, our cash position was approximately $875,000.

During the year ended December 31, 2009, the Company completed an offering of 1,496,930 shares at a price of $0.65 per unit for total gross proceeds of $973,005.  Share issuance costs for the private placement consisted of cash payments of $72,314 and issuance of 104,785 warrants at an exercise price of $0.90, to give net proceeds of $900,691

During the year ended December 31, 2008, the Company completed an offering of 2,814,909 shares at a price of $0.75 per share for gross proceeds of $2,111,180.  Share issuance costs for the private placement consist of cash payments of $144,094 to give net proceeds of $1,967,086.

We have prepared a 2010 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies.  We anticipate that expenditures, net of interest income will be such that we have sufficient funds for up to two years of operations, excluding 2009 drilling expenditures.   The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

We anticipate 2010 expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Step out and infill drilling	$1,200,000	$1,500,000
Claim holding costs	50,000	60,000
Environmental impact study	200,000	300,000
Final feasibility study	600,000	900,000
Total	$2,050,000	$2,760,000

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2009, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (EITF 07-05), which was primarily codified into Topic 815 - Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting ASC 815, warrants to purchase 6,875,000 shares of our common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had an exercise price of $0.50 and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.   On January 1, 2009, the Company reclassified $1,084,375 to beginning accumulated deficit and $1,084,375 to other liabilities - warrants to recognize the fair value of such warrants on such date.  As of December 31, 2009, the remaining 4,250,000 warrants were fair valued using the Black-Scholes pricing model with the following weighted average assumptions:  risk-free interest rate of 1.08%, expected life of 1.25 years, an expected volatility factor of 84.10% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $2,956,725 as of December 31, 2009. As such, the Company recognized a $2,071,350 non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with ASC 718-10, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.  ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

[THIS SPACE INTENTIONALLY LEFT BLANK]

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(US Funds)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF
WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation (An Exploration Stage Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 2009, and the cumulative period from inception (November 13, 2001) through December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, and the cumulative period from inception (November 13, 2001) through December 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern.  Management plans in regard to these matters are also described in Note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of ASC 815.

/s/“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
March 22, 2010

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	December 31,
	2009	2008
Assets
Current
Cash and cash equivalents	$1,343,994	$1,475,460
Prepaid expenses	57,546	54,530
Receivables	50,443	15,646
Total Current Assets	1,451,983	1,545,636
Property and Equipment (Note 5)	73,927	86,019
Mineral Properties (Note 6)	651,950	651,950

Total Assets	$2,177,860	$2,283,605

Liabilities
Current
Accounts payable and accrued liabilities	$188,534	$35,777
Total Current Liabilities	188,534	35,777
Other Liabilities – warrants (Notes 3 and 11)	2,956,725	-

Total Liabilities	3,145,259	35,777
Subsequent Events (Note 13)

Stockholders’ Equity (Deficit)
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(a)) 20,000,000 Shares authorized 625,000 (2008 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(b)) 100,000,000 Shares authorized 36,400,972 (2008 – 32,004,042) shares issued and outstanding	21,660,100	17,930,947
Deficit Accumulated During the Exploration Stage	(23,127,499)	(16,183,119)

Total Stockholders’ Equity (Deficit)	(967,399)	2,247,828

Total Liabilities and Stockholders’ Equity (Deficit)	$2,177,860	$2,283,605

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

	Years Ended December 31,			Cumulative Period From Inception (November 13, 2001) through December 31,
	2009	2008	2007	2009
Expenses
Advertising and promotion	$45,702	$38,168	$65,757	$226,664
Amortization	45,525	39,766	22,824	141,105
Bank charges and interest	4,765	5,697	5,754	27,568
Consulting fees (Note 7(d))	106,814	119,194	928,532	1,981,785
Consulting fees – directors and officers (Notes 7(b)(ii) and (d))	1,182,776	354,139	1,231,327	4,059,819
Engineering consulting	639,185	55,651	-	694,836
Exploration (Note 6)	377,891	1,525,060	571,090	4,520,524
Filing fees	5,010	2,570	250	52,877
Insurance	53,757	64,452	44,711	246,222
Investor relations, net (Note 7(d))	696,191	4,809	(7,708)	769,989
Licenses, taxes and filing fees	18,595	81,987	37,797	379,947
Management fees (Note 7(d))	139,200	139,200	595,350	1,535,590
Office	37,047	40,861	30,086	186,535
Professional fees	173,685	246,212	191,331	1,544,914
Rent	73,091	102,258	86,827	391,097
Telephone	15,707	22,573	28,266	89,806
Transfer agent fees	3,295	2,354	950	14,518
Travel and vehicle	138,596	181,544	189,182	1,003,629

Loss Before Other Items	(3,756,832)	(3,026,495)	(4,022,326)	(17,867,425)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	(7,465)	(11,711)	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	(67,922)
Foreign Exchange	(26,126)	(175,759)	9,418	(223,100)
Interest Income	1,768	38,057	88,485	347,143
Dividend Income	-	-	2,606	4,597
Change in Fair Value of Warrants (Note 11)	(2,071,350)	-	-	(3,155,724)
Financing Agreement Penalty	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Year	(5,860,005)	(3,175,908)	(3,921,817)	(21,224,390)
Preferred stock dividends (Note 7(a))	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(5,860,005)	$(3,175,908)	$(3,921,817)	$(22,761,890)
Basic and Diluted Loss Per Common Share (Note 8)	$(0.17)	$(0.10)	$(0.19)
Weighted Average Number of Shares of Common Stock Outstanding	34,065,064	29,905,878	19,713,626

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

	Years Ended December 31,			Cumulative Period From Inception (November 13, 2001) through December 31,
	2009	2008	2007	2009
Operating Activities
Net loss for year	$(5,860,005)	$(3,175,908)	$(3,921,817)	$(21,224,390)
Items not involving cash
Amortization	45,525	39,766	22,824	129,394
Stock-based compensation	1,024,122	45,339	718,184	3,188,211
Loss on sale of assets	7,465	11,711	-	19,176
Common stock issued for services	560,000	-	1,565,000	2,517,630
Change in value of warrants	2,071,350	-	-	3,155,724
Financing agreement penalty	-	-	-	330,000
Adjustment to market on marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash resource property expenditures	-	-	-	600,000
Changes in non-cash working capital
Receivables	(34,797)	24,307	(11,166)	(50,443)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	152,757	(33,620)	(40,174)	188,534
Prepaid expenses	(3,016)	(2,843)	(17,629)	(57,546)
Cash Used in Operating Activities	(2,036,599)	(3,091,248)	(1,684,778)	(11,203,710)

Investing Activities
Addition to property and equipment	(40,898)	(79,030)	(24,619)	(222,497)
Addition to mineral property	-	-	(1,950)	(651,950)

Cash Used in Investing Activities	(40,898)	(79,030)	(26,569)	(874,447)

Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	1,946,031	1,967,086	2,340,684	8,290,980
Stock subscriptions received	-	-	-	120,000
Stock subscriptions receivable	-	-	-	111,000
Working capital acquired on acquisition	-	-	-	171

Cash Provided by Financing Activities	1,946,031	1,967,086	2,340,684	13,422,151

Inflow (Outflow) of Cash and CashEquivalents	(131,466)	(1,203,192)	629,337	1,343,994

Cash and Cash Equivalents, Beginning of Year	1,475,460	2,678,652	2,049,315	-

Cash and Cash Equivalents, End of Year	$1,343,994	$1,475,460	$2,678,652	$1,343,994

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$-	$830,000
Services	$560,000	$-	$1,565,000	$1,957,630

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2002 and inception (November 13, 2001)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash Private placements	4,040,000	404,000	-	-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-	-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-	-	(111,000)	-	-	365,110
Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	-	-	-	-	-	28,368
Adjustment to eliminate capital of accounting subsidiary on reverse takeover	-	(28,368)	-	-	-	-	-	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	-	365,779	-	-	-	-	-	365,779
Excess of purchase price overnet assets acquired on recapitalization	-	-	-	-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-	-	-	-	(830,981)	(830,981)

Balance, December 31, 2003	12,801,000	841,889	-	-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash Private placement	2,358,633	1,405,180	-	-	-	-	-	1,405,180
Share subscriptions received	-	-	-	-	-	120,000	-	120,000
Shares issued for services	128,500	205,320	-	-	-	-	-	205,320
Receipt of subscriptions receivable	-	-	-	-	111,000	-	-	111,000
Stock-based compensation	-	651,750	-	-	-	-	-	651,750
Net loss for year	-	-	-	-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	0	$0	$0	$120,000	$(2,720,097)	$504,042

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042
Preferred stock issued for cash Private placement	-	-	6,250,000	5,000,000	-	-	-	5,000,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for cash Private placement	459,000	459,000	-	-	-	(120,000)	-	339,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208
Shares issued for financial agreement penalty to be settled	440,000	330,000	-	-	-	-	-	330,000
Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Shares issued for cash Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$(13,007,211)	$3,411,311
Stock-based compensation	-	45,339	-	-	-	45,339
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	1,967,086
Net loss for the year	-	-	-	-	(3,175,908)	(3,175,908)
Balance, December 31, 2008	32,004,042	17,930,947	625,000	500,000	(16,183,119)	2,247,828
Stock-based compensation (Note 7(d))	-	1,024,122	-	-	-	1,024,122
Warrants exercised (Note 7(e))	2,100,000	1,045,340	-	-	-	1,045,340
Shares issued for cash
Private placement (Note 7(b))	1,496,930	900,691	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-	-	199,000
Common stock issued for services (Note 7(d))	800,000	560,000	-	-	-	560,000
Cumulative effect of change in accounting principle (Note 11)	-	-	-	-	(1,084,375)	(1,084,375)
Net loss for the year	-	-	-	-	(5,860,005)	(5,860,005)
Balance, December 31, 2009	36,400,972	$21,660,100	625,000	$500,000	$(23,127,499)	$(967,399)

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

These consolidated financial statements are prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”).

2.	GOING CONCERN

These consolidated financial statements have been prepared by management on the basis of generally accepted accounting principles applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has an accumulated deficit of $23,127,499 (2008 - $16,183,119), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries Sociedad Contractual Minera White Mountain Titanium (formerly Compañía Minera Rutile Resources Limitada) (“White Mountain Chile”), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation.  All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
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

Exploration costs incurred in locating areas of potential mineralization are expensed as incurred.  Mineral property acquisition costs are capitalized.  Commercial feasibility is established in compliance with Securities and Exchange Commission (“SEC”) Industry Guide 7, which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.  After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized.  In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labor and equipment, and whether necessary mining and environmental permits can be obtained.

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

(e)	Asset retirement obligations (“ARO”)

The Company recognizes a legal liability for obligations related to the retirement of property, plant and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets.  Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred.  A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset.  Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed.  The amount of the liability is subject to re-measurement at each reporting period.  The estimates are based principally on legal and regulatory requirements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Asset retirement obligations (“ARO”) (Continued)

It is possible that the Company’s estimates of its ultimate reclamation and closure liabilities could change as a result of changes in regulations, changes in the extent of environmental remediation required, changes in the means of reclamation or changes in cost estimates.  Changes in estimates are accounted for prospectively commencing in the period the estimate is revised.

At present, the Company has determined that it has no material AROs.

(f)	Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance against deferred tax assets is recorded if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(g)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with ASC 718-10, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107.  ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(h)	Loss per share

The Company accounts for loss per share in accordance with ASC 260-10, Earnings Per Share, which requires the Company to present basic and diluted earnings per share.  The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the year presented (see Note 8).  The Company uses the two-class method to calculate loss per share for common stock as well as preferred stock at their conversion equivalent to common stock.

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net income. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for-trading upon initial recognition.

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as other than held-for-trading, which are expensed as incurred, are included in the initial carrying value of such instruments.

(j)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiaries is the US dollar.  The Company’s Chilean operations are re-measured into US dollars as follows:

•	Monetary assets and liabilities, at year-end rates;

•	All other assets and liabilities, at historical rates; and

•	Revenue and expense items, at the average rate of exchange prevailing on the date of the transaction.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

(k)	Fair value measurement

With the adoption of ASC 820-10, Fair Value Measurements, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

ASC 820-10 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820-10, these inputs are summarized in the three broad levels listed below:

•	Level 1 — Quoted prices in active markets for identical securities;

•	Level 2 — Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and

•	Level 3 — Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

The Company performed a detailed analysis of the assets and liabilities (Note 4).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.  Accordingly, actual results could differ from those estimates and could impact future results of operations and cash flows.

Significant areas requiring the use of estimates relate to the rates for amortization, determining the variables used in calculating the fair value of stock-based compensation expense, valuation of long-lived assets and allowance for future income tax assets and determining AROs.

(m)	Recent accounting pronouncements

(i)	Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (the “Codification”).  The Codification will be the single source of authoritative non-governmental US accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of GAAP contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company was September 30, 2009.  All accounting references have been updated with Accounting Standard Codification (“ASC”) references.

(ii)	Fair value measurements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards were effective on October 1, 2009 and did not have a material impact on the consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recent accounting pronouncements (Continued)

(ii)	Fair value measurements (Continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures, which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.

ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on ASC 815-40 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company adopted ASC 815-40 as of January 1, 2009 (Note 11).

(iii)	Subsequent events

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  The adoption of ASC 855 did not have a material impact on the consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

4.	FINANCIAL INSTRUMENTS

(a)	Fair value

The Company has classified its financial instruments as follows:
Cash and cash equivalents – as held-for-trading
Accounts payable and accrued liabilities – as other financial liabilities
Other liabilities – warrants – as other financial liabilities

The carrying values of cash and cash equivalents, and accounts payable and accrued liabilities approximate their fair values because of the short term to maturity of these financial instruments.

The following table summarizes fair value measurement by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.

	Total	Level 1	Level 2	Level 3
Liabilities
Other liabilities - warrants	$2,956,725	$-	$2,956,725	$-

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.  The Company’s financial asset that is exposed to credit risk consists primarily of cash and cash equivalents, which comprises a substantial portion of the Company’s assets.  To manage the risk, cash and cash equivalents are placed with high credit, quality institutions.

Concentration of credit risk exists with respect to the Company’s cash and cash equivalents as amounts held at two major Canadian, high credit, quality institutions are in excess of federally insured amounts.

	2009	2008
Cash	$92,854	$92,364
Term deposits	1,251,140	1,383,096
	$1,343,994	$1,475,460

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

4.	FINANCIAL INSTRUMENTS (Continued)

(c)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market prices.  Market risk comprises two types of risk: interest rate risk and foreign currency risk.

(i)	Interest rate risk

Interest rate risk consists of two components:

(a)
To the extent that payments made or received on the Company’s monetary assets and liabilities are affected by changes in the prevailing market interest rates, the Company is exposed to interest rate cash flow risk.

(b)	To the extent that changes in prevailing market interest rates differ from the interest rate in the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company’s cash and cash equivalents consists of cash held in bank accounts and guaranteed investment certificates.  Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values as of December 31, 2009.

At December 31, 2009, a hypothetical change of 1% in the interest rate would have a $12,500 increase or decrease on net loss and comprehensive loss.

(ii)	Foreign currency risk

The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate each quarter.  The exchange rate may vary from time to time.  During the year ended December 31, 2009, the Company spent 187,143,746 Chilean pesos (US $328,391) on property exploration expenditures and Cdn $1,220,902 (US $1,074,748) for engineering consulting, operating and administration expenses.  Required expenditures to continue the engineering and exploration processes will be affected by changes in foreign currency. The Company has not entered into any foreign currency contracts to mitigate this risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

5.	PROPERTY AND EQUIPMENT

	2009
		Accumulated
	Cost	Amortization	Net
Vehicles	$54,153	$38,031	$16,122
Office furniture	17,712	3,189	14,523
Office equipment	10,828	4,139	6,689
Computer equipment	8,197	5,192	3,005
Computer software	1,142	664	478
Field equipment	62,814	29,704	33,110
	$154,846	$80,919	$73,927

	2008
		Accumulated
	Cost	Amortization	Net
Vehicles	$70,534	$32,050	$38,484
Office furniture	2,704	1,846	858
Office equipment	5,417	2,829	2,588
Computer equipment	7,553	3,631	3,922
Computer software	1,142	436	706
Field equipment	62,419	22,958	39,461
	$149,769	$63,750	$86,019

6.	MINERAL PROPERTIES

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation (“Phelps Dodge”), to acquire a 100% interest in nine exploration mining concessions totalling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL (“Dorado”) on March 17, 2000. Under that agreement, Dorado purchased the mining exploitation concessions from Ojos del Salado for $1,000,000, of which $350,000 was paid.  A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado.  On September 5, 2003, White Mountain Chile assumed Dorado’s obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

6.	MINERAL PROPERTIES (Continued)

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

Exploration expenditures incurred by the Company during the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Assaying	$89,857	$107,052	$70,671
Concession fees	40,397	47,014	43,148
Drilling	-	604,009	-
Environmental	-	-	10,792
Equipment rental	23,327	152,792	16,560
Geological consulting fees	147,136	312,988	260,811
Maps and miscellaneous	21,752	130,879	75,922
Metallurgy	-	-	5,766
Site costs	28,290	153,398	71,977
Transportation	27,132	16,928	15,443
Exploration expenditures for year	$377,891	$1,525,060	$571,090

7.	CAPITAL STOCK

(a)	Preferred stock

During the year ended December 31, 2005, the Company designated and issued 6,825,000 shares of Series A preferred stock with a par value of $0.001 per share.  Each share of preferred stock is convertible into one common share of common stock at any time at the holder’s option.  The preferred stock is unlisted, non-retractable and non-redeemable.  The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible.  The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

7.	CAPITAL STOCK (Continued)

(a)	Preferred stock (Continued)

During the year ended December 31, 2007, 6,250,000 shares of preferred stock were converted into 6,250,000 shares of common stock.  Accordingly, the value of those shares of preferred stock was transferred to common share equity.

No additional preferred stock was issued during the years ended December 31, 2007, 2008 or 2009, and at December 31, 2009, 625,000 shares remain issued and outstanding.

(b)	Common stock

During the year ended December 31, 2009, the Company:

(i)
Completed an offering of 1,496,930 shares at a price of $0.65 per unit for total gross proceeds of $973,005.  Share issuance costs for the private placement consisted of cash payments of $72,314 and issuance of 104,785 warrants at an exercise price of $0.90, to give net proceeds of $900,691;

(ii)
Issued 800,000 shares of common stock to management for past services at $0.41 and $0.99 per share of common stock, the market value at the time of issuance.  Total cost of this share issuance was $560,000 and has been expensed as consulting fees – directors and officers; and

(iii)	Issued 2,100,000 shares of common stock upon the exercise of previously issued warrants converted at $0.50 per share. Net proceeds received upon exercise were $1,045,340.

During the year ended December 31, 2008, the Company completed an offering of 2,814,909 shares at a price of $0.75 per share for gross proceeds of $2,111,180.  Share issuance costs for the private placement consist of cash payments of $144,094 to give net proceeds of $1,967,086.

(c)	Stock options

During the year ended December 31, 2009, no options were granted.  Options for 100,000 shares exercisable at $2.00 per share expired, and a further 250,000 fully vested options exercisable at $0.50 were forfeited.  All options issued in previous years were fully vested as at December 31, 2009.

During the year ended December 31, 2008, 165,000 stock options were granted at an exercise price of $1.00.  Options totaling 103,125 were fully vested as at December 31, 2008, with a balance of 61,875 options to vest in 2009.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

7.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

	2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average ExercisePrice
Outstanding - beginning of year	3,140,000	$0.57	2,975,000	$0.50
Granted	-	-	165,000	$1.00
Expired	(100,000)	$2.00	-	-
Forfeited	(250,000)	$0.50	-	-

Outstanding – end of year	2,790,000	$0.53	3,140,000	$0.57
Exercisable – end of year	2,790,000	$0.53	3,078,125	$0.57

As at December 31, 2009 and 2008, the following director and consultant stock options were outstanding:

	Exercise
Expiry Date	Price	2009	2008
August 1, 2009	$2.00	-	100,000
April 5, 2010	$0.50	-	250,000
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000
		2,790,000	3,140,000

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

7.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at December 31, 2009 were in the following exercise prices:

Options Outstanding and Exercisable
Exercise Price	Weighted Average Exercise Price	Number of Shares Under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years
$0.50	$0.50	2,625,000	$1,627,500	1.78
$1.00	$1.00	165,000	19,800	3.48
	$0.53	2,790,000	$1,647,300	2.02

(d)	Stock-based compensation

During the year ended December 31, 2009, the total stock-based compensation recognized under the fair value method was $1,024,122 as follows:

(i)
800,000 shares issued to two officers and directors of the Company upon attaining previously determined milestones at $0.41 and $0.99 per share of common stock, the market value at the time of issuance.  A total fair value of $560,000 (2008: $nil) was attributed to these shares and was charged to consulting fees – directors and officers.

(ii)
$252,117 was charged to consulting fees - directors and officers (2008: $45,339) and $77,130 was charged to consulting (2008: $nil) relating to vesting of 61,875 options issued in the prior year and 485,000 warrants issued during the year.   As a result of an extension of the expiry date of 4,250,000 warrants from July 11, 2009 to April 1, 2011, $694,875 (2008: $nil) was charged to investor relations.  All amounts were determined using the Black-Scholes option pricing model.

The total stock-based compensation recognized under the fair value method to various parties was as follows:

	2009	2008	2007
Investor relations	$694,875	$-	$-
Consulting fees - directors and officers	252,117	45,339	359,227
Consulting fees	77,130	-	248,507
Management fees	-	-	110,450
Compensation - options	$1,024,122	$45,339	$718,184

As at December 31, 2009, the total compensation cost related to non-vested options not yet recognized is $nil.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

7.	CAPITAL STOCK (Continued)

(d)	Stock-based compensation (Continued)

The following assumptions were used for the Black-Scholes option pricing model valuation of stock options granted:

	2009	2008	2007
Expected life (years)	N/A	5	3 – 5
Interest rate	N/A	3.52%	4.40%
Volatility	N/A	57.12%	88.79%
Dividend yield	N/A	0.00%	0.00%

(e)	Share purchase warrants

Details of stock purchase warrant activity is as follows:

	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Outstanding - beginning of year	13,022,600	$0.54	13,022,600	$0.54
Issued	589,785	$0.63	-	$0.00
Exercised	(2,100,000)	$0.50	-	$0.00
Expired	(925,000)	$0.50	-	$0.00
Outstanding - end of year	10,587,385	$0.56	13,022,600	$0.54

During the year ended December 31, 2009, warrant activity included:

•
2,000,000 warrants were exercised.  The balance of 4,250,000 warrants held by the investor had their expiry date extended from July 11, 2009 to April 1, 2011.  The warrants have a cashless exercise provision in the event the Company fails to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants;

•
150,000 warrants having an exercise price of $0.75 and an expiry date of June 30, 2011 were issued to a consultant for services.  An additional 335,000 warrants having an exercise price of $0.50 per warrant and an expiry date of June 30, 2012 were issued to two independent directors for services.  Stock-based compensation totaling $293,440 was recorded with respect to these issuances;

•	104,785 warrants having an exercise price of $0.90 per warrant and an expiry date of June 30, 2012 were issued to an agent with respect to a private placement;

•	100,000 warrants were exercised at a price of $0.50 per warrant for gross proceeds of $50,000; and

•	925,000 warrants with an exercise price of $0.50 per warrant expired unexercised.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

7.	CAPITAL STOCK (Continued)

(e)	Share purchase warrants (Continued)

As at December 31, 2009 and 2008, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	2009	2008
July 11, 2009	$0.50	-	6,550,000
April 1, 2011	$0.50	4,250,000	-
September 7, 2009	$0.50	-	625,000
August 10, 2010	$0.60	5,847,600	5,847,600
June 30, 2011	$0.75	150,000	-
June 30, 2012	$0.50	235,000	-
June 30, 2013	$0.90	104,785	-
		10,587,385	13,022,600

8.	LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	2009	2008	2007
Net loss for year	$(5,860,005)	$(3,175,908)	$(3,921,817)
Preferred stock dividends	-	-	-

Net loss available for distribution	$(5,860,005)	$(3,175,908)	$(3,921,817)

Allocation of undistributed loss
Preferred shares (1.80%, 2008 - 1.92%; 2007 - 2.10%)	$(98,917)	$(60,834)	$(82,214)
Common shares (98.20%; 2008 - 98.08%; 2007 - 97.90%)	(5,761,088)	(3,115,074)	(3,839,603)

	$(5,860,005)	$(3,175,908)	$(3,921,817)
Basic loss per share amounts Undistributed amounts
Loss per preferred share	$(0.16)	$(0.10)	$(0.02)
Loss per common share	$(0.17)	$(0.10)	$(0.19)

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

8.	LOSS PER SHARE (Continued)

Weighted average number of shares:

	2009	2008	2007
Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	625,000	625,000	5,299,658
Common stock	34,065,064	29,905,878	19,713,626

Potentially dilutive securities not included in diluted weight average shares outstanding include shares underlying 2,790,000 in outstanding options, 10,587,385 warrants and 625,000 shares of convertible preferred stock.

9.	INCOME TAXES

Income tax provisions are determined as follows:

	2009	2008	2007
Income tax benefit computed at statutory tax rate	$(1,816,957)	$(1,077,225)	$(1,372,636)
Stock-based-compensation	554,443	15,869	251,364
Other permanent timing differences	2,676	-	-
Change in fair value of warrants	724,973	-	-
Adjustment due to effective rate attributable to income taxes of other countries’ stock-based compensation	60,920	396,159	136,855
Effect in change of tax rate	62,855	3,268	-
	(411,090)	(661,929)	(984,417)
Change in valuation allowance	411,090	661,929	984,417
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The applicable tax rate to be expected is 35%. The components of the net deferred income tax assets are approximately as follows:

	2009	2008	2007
Deferred income tax assets
Net operating losses and credit carry-forwards	$3,284,999	$2,607,481	$2,502,178
Valuation allowance	(3,284,999)	(2,607,481)	(2,502,178)
	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the tax assets more likely than not will not be realized.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

9.	INCOME TAXES (Continued)

To date the Company has paid a total of 255,015,000 Chilean pesos (US $491,000) (2008 - $134,631,000 Chilean pesos (US $385,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations.

The Company has available approximate net-operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions.  The losses expire as follows:

Available to	USA	Foreign	Total
2019	$10,270	$-	$10,270
2020	1,704	-	1,704
2021	4,574	-	4,574
2022	1,200	-	1,200
2023	22,201	-	22,201
2024	782,836	-	782,836
2025	690,606	95,793	786,399
2026	409,782	214,988	624,770
2027	2,160,814	196,906	2,357,720
2028	403,158	515,808	918,966
2029	415,286	1,277,968	1,693,254
Non-expiring carry-forward losses	-	6,051,627	6,051,627
	$4,902,431	$8,353,090	$13,255,521

10.	RELATED PARTY TRANSACTIONS

	2009	2008	2007
Advances for expenses outstanding at December 31,	$-	$1,490	$-
Consulting fees	876,800	354,139	434,993
Management fees	139,200	139,200	121,600
Rent	24,000	24,000	22,000
	$1,040,000	$518,829	$578,593

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

11.	FAIR VALUE MEASUREMENTS

Effective January 1, 2009, we adopted the provisions of Emerging Issues Task Force (“EITF”) EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of adopting ASC 815, warrants to purchase 6,875,000 shares of common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had exercise price of $0.50 per warrant and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011.  As such, effective January 1, 2009, we reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.   On January 1, 2009, we reclassified $1,084,375 to beginning retained deficit and $1,084,375 to other liabilities - warrants to recognize the fair value of such warrants on such date.

As of December 31, 2009, the remaining 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.08%, expected life of 1.25 years, an expected volatility factor of 84.10% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $2,956,725 as of December 31, 2009. As such, we recognized a $2,071,350 non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2009 and 2008, total assets by geographic location are as follows:

	2009	2008
Canada	$74,844	$648,438
Chile	99,574	105,874
United States	2,003,442	1,529,293
	$2,177,860	$2,283,605

13.	SUBSEQUENT EVENTS

(a)
In February 2010, the Company filed an S-1 registration statement related to the offering of common shares with the SEC to raise up to $6,000,000.  The pricing and final amount of the offering are not yet determined.  The offering will consist of units, each unit consisting of three shares of common stock and one three-year warrant to purchase an additional share of common stock at 125% of the price per share allocated to the common shares in the units.  The units will separate immediately and the common stock and the warrants will be issued separately.  Source Capital Group, Inc. will act as the placement agent for the units, on a “best efforts” basis, and will receive a selling commission of 8% on gross proceeds raised.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008 and 2007
(US Funds)

13.	SUBSEQUENT EVENTS (Continued)

(b)
In February 2010, the Company granted 720,000 fully vested shares of common stock at a fair value of $828,000 to management, employees and consultants.  The shares were granted under the 2010 Management Compensation Plan.  The shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act and regulations promulgated by the SEC.  Each person acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates.

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

Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

ITEM 9B.OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management

The following table sets forth as of March 22, 2010, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

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

Howard M. Crosby	57	Director	2004
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

Brian Flower	60	Director & Chairman	2005
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

Charles E. Jenkins	54	Director & CFO	2007
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
Wei Lu has been a partner of Cybernaut Capital Management Ltd, a private equity firm with a Greater China regional focus since 2008, and has over fifteen years of diverse experience in investment research and management as well as business operations.  From 2005 until 2007 he was previously a vice president of The Blackstone Group, assisting in managing an Asia Pacific investment fund.  Prior to Blackstone, from 2004 to 2005, he was a vice president and senior analyst at Oppenheimer Asset Management and a vice-president and senior analyst at Bank of New York Capital Markets from 1998 to 2001.  From 2001 until 2004 he was also a co-founder and CFO of the San Francisco headquartered internet technology and consulting firm SRS2 Inc.  Mr. Lu received an MBA degree from Northeastern University in 1993, an MS in Economics from the University of Connecticut in 1992, and a Bachelor of Science degree in International Business from Shanghai Jiaotong University in 1988.  Mr. Lu is a Chartered Financial Analyst Charter holder.

John J. May	61	Director	2008
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

Directors hold office until the next annual meeting of stockholders and until his successor has been elected and qualified.  Officers are elected by the directors annually at the first meeting of the directors held after each annual meeting of the stockholders.  Each officer holds office until his successor has been duly elected and has been qualified or until his death or until he resigns or has been removed from office.  Any officer elected or appointed by the directors may be removed by the directors whenever in their judgment the best interests of the company would be served thereby.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation of the following “named executive officers” composed of our principal executive, Michael P. Kurtanjek, and our Chairman, Brian Flower, our only other executive officer whose compensation exceeded $100,000, for each of the two fiscal years ended December 31, 2009 and 2008:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Michael P. Kurtanjek, President	2009	$160,800	$255,424	$14,506		$430,730
	2008	$158,800	--	$16,932	(1)	$175,732
Brian Flower, Chairman	2009		$255,424	$139,200	(2)	$394,624
	2008	--	--	$139,200	(2)	$139,200

(1)	This amount represents the cost to us of maintaining an apartment in Chile for Mr. Kurtanjek.

(2)
This amount was paid to Trio International Capital Corp., an entity partially owned by Mr. Flower, through July 31, 2009, and to Chapelle Capital Corp., an entity owned by Mr. Flower from August 1, 2009 through year-end.

Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property.  This agreement was amended on February 1, 2006 and August 31, 2007, and effective January 1, 2010, the agreement was further updated and amended.  The term of the amended agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party.  For Mr. Kurtanjek’s consent to extend the agreement, we granted him a five-year incentive warrant to purchase up to 1,000,000 shares of our common stock at $1.50 per share.  The warrant will vest and become fully exercisable if on or before June 30, 2011, the closing price of our common stock is at least $2.00 per share for five consecutive trading days, if on or before December 31, 2012, the closing price is at least $2.50 per share for five consecutive trading days, or if on or before December 31, 2015, the closing price is at least $3.00 per share for five consecutive trading days.  Mr. Kurtanjek will also be entitled to participate in our annual management share compensation pool.  Under the amended agreement we have agreed to pay a monthly fee of $15,410, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon six months’ written notice and at any time for cause.  The amended agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, our board approved grants of 200,000 shares to Mr. Kurtanjek every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Kurtanjek upon the listing of our stock on the American Stock Exchange or other senior exchange.  In 2010 we granted Mr. Kurtanjek 252,000 fully vested shares valued at $289,800 for services provided in 2008 and 2009.  Mr. Kurtanjek devotes essentially all of his time to the business of our company.

Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Trio International Capital Corp. under which Mr. Flower provided services to us as senior management.  On April 1, 2009, the Company elected to terminate Trio’s Management Services Agreement effective July 31, 2009, on a without cause basis by issuing a 120 day written notice of termination.  On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower.  Under this agreement Mr. Flower will continue to act as our Executive Chairman and will continue to provide management services previously provided by Trio.  This agreement was amended effective January 1, 2010. The term of the amended agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party.  For Mr. Flower’s consent to extend the agreement, we granted him a five-year incentive warrant to purchase up to 1,000,000 shares of our common stock at $1.50 per share.  The warrant will vest and become fully exercisable if on or before June 30, 2011, the closing price of our common stock is at least $2.00 per share for five consecutive trading days, if on or before December 31, 2012, the closing price is at least $2.50 per share for five consecutive trading days, or if on or before December 31, 2015, the closing price is at least $3.00 per share for five consecutive trading days.  Mr. Flower will also be entitled to participate in our annual management share compensation pool.  Under the amended agreement we have agreed to pay a monthly fee of $13,340, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon six months’ written notice and at any time for cause.  The amended agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services.  Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange.  In 2010 we granted Mr. Flower’s company 252,000 fully vested shares valued at $289,800 for services provided in 2008 and 2009.  Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as Executive Chairman of our company.

Equity Awards

The following table sets forth certain information for the named executive officers concerning unexercised options that were outstanding as of December 31, 2009:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael P. Kurtanjek, President (Principal Executive Officer)	600,000	-0-	-0-	$0.50	5/31/2011
	150,000	-0-	-0-	$0.50	8/31/2012
Brian Flower, Chairman	400,000	-0-	-0-	$0.50	1/31/2011
	150,000	-0-	-0-	$0.50	8/31/2012

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

The Board of Directors has approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation while at the same time providing a sufficiently attractive overall compensation plan with which to attract and retain management.  The plan will be open to directors, officers or employees of or consultants to our company or an affiliate of the company.  The pool will consist of up to 1% of the outstanding shares at the end of each year.  Participants in the pool will be determined by our Chairman subject to approval by the Compensation Committee.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2009:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Charles E. Jenkins	0	$72,000	(1)	$72,000
Howard Crosby	0	$78,000	(2)	$78,000
Cesar Lopez	0	$61,800	(3)	$61,800
Wei Lu	$3,000	$72,615	(3)	$75,615
John May	$3,000	$72,615	(3)	$75,615

1)	This amount was paid to Mr. Jenkins under our management services agreement with him.

2)	This amount was paid to Crosby Enterprises under our Business Consulting Agreement with Mr.Crosby’s company.

3)
In 2009 we awarded Mr. Lopez warrants to purchase 100,000 shares at $0.50 per share, and awarded toMessrs Lu and May warrants to purchase 117,500 shares each at $0.50 per share.  Mr. Lopez resigned as a director in July 2009.  The dollar amount of the warrant grants is based upon the value recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 22, 2010, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class(2)
Michael P. Kurtanjek 9 Church Lane Copthorne West Sussex, England RH10 3PT	3,585,295	(3)	9.17%

Howard M. Crosby 6 East Rose Street Walla Walla, WA 99362	1,041,500	(4)	2.78%

Brian Flower Suite 1508 - 999 West Hastings Street Vancouver, British Columbia Canada V6C 2W2	2,782,000	(5)	47.15%

Charles E. Jenkins Suite 1508 - 999 West Hastings Street Vancouver, British Columbia Canada V6C 2W2	647,000	(6)	1.72%

Wei Lu 120 Linden Street Needham, MA 02492	382,500	(7)	1.03%

John J. May 2 Belmont Mews Camberley Surrey GU15 2PH	332,500	(8)	*

Executive Officers and Directors as a Group (6 Persons)	8,770,795		20.89%

Rubicon Master Fund (9) c/o Rubicon Fund Management LLP 103 Mount St. London W1K 2TJ United Kingdom	6,594,000	(9)(10)	15.94%

Kin Wong 6 Bl 23 Floor Cts Plaza Otc Peoples Republic of China	5,600,000	(11)	14.31%

*	Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 22, 2010, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage is based on 37,120,972 shares of common stock outstanding as of March 22, 2010.

(3)	Includes 750,000 shares issuable pursuant to vested options and 1,225,000 stock purchase warrants.

(4)	Includes 300,000 shares issuable pursuant to vested options and 100,000 stock purchase warrants.

(5)	Includes 550,000 shares issuable pursuant to vested options and 1,225,000 stock purchase warrants.

(6)	Includes 150,000 shares issuable pursuant to stock purchase warrants and 400,000 shares issuable pursuant to vested options.

(7)	Includes 82,500 shares issuable pursuant to vested options.

(8)	Includes 82,500 shares issuable pursuant to vested options.

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

(10)
Includes 4,250,000 shares issuable upon exercise of warrants.  Notwithstanding the foregoing, the warrants may not be exercised if the holder of the security, together with its affiliates, after such exercise would hold 4.9% of the then issued and outstanding shares of our common stock.

(11)	Includes 2,000,000 shares issuable pursuant to stock purchase warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2009, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	2,790,000	(1)	$0.53	-0-
Equity compensation plans not approved by security holders	10,587,385	(2)	$0.55	-0-
Total	13,377,385		$0.55	-0-

(1)	These options were granted to our officers and to various consultants pursuant to our stock option plan adopted in August 2005 described in the Executive Compensation section.

(2)
Of these, 4,250,000 shares are issuable pursuant to common stock purchase warrants exercisable at$0.50 per share at any time through April 1, 2011; 5,847,600 are issuable pursuant to common stock purchase warrants exercisable at $0.60 per share at any time through August 10, 2010; 150,000 are issuable pursuant to common stock purchase warrants exercisable at $0.75 per share at any time through June 30, 2011; 235,000 are issuable pursuant to common stock purchase warrants exercisable at $0.50 per share at any time through June 30, 2012; and 104,785 are issuable pursuant to common stock purchase warrants exercisable at $0.90 per share at any time through June 30, 2012.

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

On February 1, 2004, we entered into a Management Services Agreement through our Chilean subsidiary with Lopez & Ashton Ltda., an entity composed of Cesar Lopez, a former director who resigned in July 2009, and Stephanie D. Ashton, a former director who resigned in March 2007.  This agreement provided that Lopez & Ashton would provide consulting and management services in Chile in connection with our mining concessions located there.  The agreement expired on December 31, 2005.  Effective January 1, 2006, we entered into a new one-year renewable Management Services Agreement dated February 6, 2006, with Lopez and Ashton.  This agreement was extended automatically for an additional one-year term beginning February 1, 2007 and expired on January 31, 2008.  Under the new agreement, Lopez & Ashton provided and maintained our corporate offices in Chile, provided administrative services for us in Chile, including maintaining our accounting records, provided legal services, and furnished other related services.  The new agreement also provided for monthly payments of $2,500 for the office space, $500 for office support services such as a receptionist, $1,000 for accounting services, and $2,000 for administrative services.  We also paid $0 and $6,352 for the years ended December 2008 and 2007, respectively, to Ms. Ashton for management services at an hourly rate of $100 and we paid $49,741 and $54,086 for the same respective years to Mr. Lopez for legal services at $250 per hour.  We paid the flat fee amounts in Chilean pesos at a fixed rate of CH$550 pesos for each US$1.00 and the hourly fees at prevailing exchange rates. On December 21, 2007, the Board granted a bonus of 100,000 fully vested shares to Mr. Lopez for past services.

On July 11, 2005, we closed a Securities Purchase Agreement with Rubicon, one of our shareholders, for $5,000,000 in equity financing and issued 6,250,000 shares of Series A Convertible Preferred Stock and common stock purchase warrants to purchase 6,250,000 shares of our common stock.  Each share of Series A Convertible Preferred Stock is convertible into our common shares at the rate of one share of common stock for each share of preferred stock converted, subject to adjustment in the event of certain transactions, and each warrant is exercisable at $0.50 per share at any time through July 11, 2009.  On May 5, 2006, we entered into an amendment of the Securities Purchase Agreement whereby we issued 400,000 shares of our common stock to Rubicon in satisfaction of breach of a provision of the agreement requiring that the registration statement be declared effective by January 31, 2006. In September 2007, Rubicon converted all of its preferred shares into 6,250,000 common shares and sold all of the shares.

On May 7, 2009, we entered into an Exchange Agreement with Rubicon pursuant to which it exercised outstanding warrants to purchase 2,000,000 shares of our common stock at $0.50 per share for gross proceeds to us of $1,000,000.  The closing of the agreement, payment of the funds, and issuance of the shares occurred on May 8, 2009.  In addition, the remaining 4,250,000 warrants held by Rubicon were extended to April 1, 2011, and a cashless exercise provision was added to the warrants in the event we fail to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants.

Effective September 8, 2006, we entered into a one-year renewable Management Services Agreement dated September 1, 2006, with Mr. Jenkins for services as our part-time Chief Financial Officer.  This agreement expired on December 31, 2009, and effective January 1, 2010, we entered into a Management Services Agreement with 0834406 BC Ltd., a corporation created under the laws of British Columbia, Canada, and owned by Mr. Jenkins.  Under the new agreement he is to provide the same services as under the prior agreement.  The term of the new agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party.  Under the new agreement we have agreed to pay a monthly fee of $6,900, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon three months’ written notice and at any time for cause.  The new agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services.  Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange.  In 2010 we granted Mr. Jenkins 72,000 fully vested shares valued at $82,800 for services provided in 2008 and 2009.  Mr. Jenkins devotes approximately half of his time to the fulfillment of the obligations under this agreement and services as our Chief Financial Officer.

On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement with Crosby Enterprises, an entity controlled by Howard M. Crosby.  On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and have since extended it on a month-to-month basis.  Crosby Enterprises has agreed to perform financial consulting and public relations services for us.  In return, we have granted to this entity options to purchase 200,000 shares of our common stock at any time through August 1, 2009.  The original exercise price of the options was $1.25 per share.  On August 7, 2007, we reduced the exercise price to $0.50 per share and extended the term of the options for an additional two years.  In addition, we paid a monthly fee of $12,000 for the initial five-month term of the agreement; we paid a monthly fee of $6,500 during the five-month renewal period; and we have agreed to pay $6,500 per month thereafter for the services performed by Crosby Enterprises.  Effective August 31, 2007, Mr. Crosby received a bonus for past services comprised of five-year, fully vested options to purchase 100,000 shares at $0.50 per share, 100,000 shares of common stock, and 100,000 stock purchase warrants, the latter exercisable through August 15, 2010, at an exercise price of $0.60 per share.  In 2010 we granted Crosby Enterprises 54,000 fully vested shares valued at $62,100 for services provided in 2008 and 2009.  Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement and services as a director of our company.  In the event of termination upon a change of control, Crosby Enterprises will be compensated as follows:  immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination.

Director independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent.  Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE Amex Equities, to determine the independence of our directors and those directors serving on our committees.  These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment.  Our board of directors has determined that Wei Lu and John May would meet this standard, and therefore, would be considered to be independent.

Our audit committee is composed of the following directors:  Brian Flower, Wei Lu and John May.  Our compensation committee is composed of the following directors:  Howard M. Crosby, Wei Lu, and John May.  The rules of the American Stock Exchange require that an audit committee of a small business issuer must maintain at least two members and that a majority of the members must be independent directors.  We believe our audit and compensation committees meet this standard.  The rules further provide that compensation of the chief executive officer and the other officers can be determined by a compensation committee generally composed of independent directors.  Neither Mr. Flower nor Mr. Crosby would be considered independent members of these committees.  During the year ended December 31, 2008, Mr. Crosby served as a member of our audit committee and Mr. Kurtanjek served as a member of our compensation committee, neither of whom was considered an independent director or member of these committees.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2009 and 2008.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2009 were $51,145 (invoiced as C$58,100).  This total includes $20,335 (C$23,100) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2008.  The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2008 were $49,506 (C$57,150).  This total includes $25,443 (C$26,950) for fees incurred for a review of the financial statements included in our forms 10-QSB for the year ended December 31, 2008.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

We paid $12,176 to our auditors for tax related work in 2009; (2008: $4,578 (C$4,850)).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2009 and 2008.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008, 2007, and for the cumulative period from inception (November 13, 2001) through December 31, 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, 2007, and for the cumulative period from inception (November 13, 2001) through December 31, 2009

Consolidated Statements of Stockholders’ Equity from inception (November 12, 2001) through December 31, 2009

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
2.1	Agreement and Plan of Merger dated January 26, 2004, with GreatWall Minerals, Ltd.	SB-2	333-129347	2.1	10/31/05
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Form of Common Stock Certificate	SB-2	333-129347	4.1	10/31/05
4.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, as amended	SB-2	333-129347	4.2	10/31/05
4.3	Form of Series A Convertible Preferred Stock Certificate	SB-2	333-129347	4.3	10/31/05
4.4	Warrant Certificate dated July 11, 2005, for Rubicon Master Fund	SB-2	333-129347	4.4	10/31/05
4.5	Amended and Restated Warrant for Rubicon Master Fund	8-K	333-129347	99.2	5/8/09
4.6	Warrant Certificate dated September 7, 2005, for Phelps Dodge Corporation	SB-2	333-129347	4.5	10/31/05
4.7	Registration Rights set forth in Article VI of the Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005 and May 5, 2006, for Rubicon Master Fund and Phelps Dodge Corporation	SB2/A	333-129347	4.6	11/24/06
4.8	Warrant Certificate effective July 11, 2005, in the name of Sunrise Securities Corp. for 300,000 shares	SB-2	333-129347	4.8	10/31/05
4.9	Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
4.10	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.1	Transfer of Contract and Mortgage Credit dated September 5, 2003, between Compañía Contractual Minera Ojos del Salado and Compañía Minera Rutile Resources Limitada (formerly Minera Royal Silver Limitada), with payment extension document	SB-2	333-129347	10.1	10/31/05
10.2	Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005, with Rubicon Master Fund and Phelps Dodge Corporation	SB-2	333-129347	10.2	10/31/05

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
10.3	Amendment dated May 5, 2006, to Securities Purchase Agreement dated July 11, 2005	SB-2/A	333-129347	10.2(a)	5/30/06
10.4	Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2/A	333-129347	10.3(a)	5/30/06
10.5	Amendment dated September 1, 2006, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	8-K	333-129347	10.1	9/12/06
10.6	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.6	1/14/08
10.7	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Trio International Capital Corp.*	SB-2	333-148644	10.7	1/14/08
10.8	Option Agreement dated February 9, 2005, with Trio International Capital Corp.*	SB-2	333-129347	10.5	10/31/05
10.9	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.10	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.11	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.12	Option Agreement dated May 31, 2004, with Michael Kurtanjek*	SB-2	333-129347	10.4	10/31/05
10.13	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.14	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.15	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.16	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.17	Management Services Agreement dated February 6, 2006, with Lopez & Ashton Ltda.*	SB-2/A	333-129347	10.8(a)	5/30/06
10.18	Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	8-K	333-129347	10.2	9/12/06

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
10.19	Amendment dated August 31, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.19	1/14/08
10.20	Amendment dated December 21, 2007, to Management Services Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2	333-148644	10.20	1/14/08
10.21	Option Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2/A	333-129347	10.14	11/24/06
10.22	Management Services Agreement dated February 6, 2006, with MinCo Corporate Mgmt Inc., and First Amendment dated September 1, 2006*	8-K	333-129347	10.3	9/12/06
10.23	Option Agreement dated September 1, 2006, with Terese Gieselman	SB-2/A	333-129347	10.16	11/24/06
10.24	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.	SB-2	333-148644	10.24	1/14/08
10.25	Exchange Agreement dated May 7, 2009, with Rubicon Master Fund	8-K	333-148644	99.1	5/8/09
10.26	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-148644	10.1	8/10/09
10.27	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-148644	10.2	8/10/09
10.28	Warrant Agreement dated June 30, 2009, with Cesar Lopez*	10-Q	333-148644	10.3	8/10/09
10.29	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-129347	10.29	12/31/09
10.30	Amendment effective January 1, 2010 to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.30	2/12/10
10.31	Warrant agreement dated February 7, 2010, with Chapelle Capital Corp.*	S-1	333-164963	10.31	2/12/10
10.32	Amendment effective January 1, 2010, to Management Services Agreement dated August 1, 2009, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.33	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.34	Management Services Agreement effective January 1, 2010, with 0834406 BC Ltd. *	S-1	333-164963	10.34	2/12/10
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	S-1/A	333-129347	21.1	12/31/09
23.1	Consent of Smythe Ratcliffe, LLP, independent registered public accounting firm					X
23.2	Consent of Thomas A. Henricksen, PhD	S-1/A	333-164963	23.2	3/29/10
23.3	Consent of AMEC-Cade	S-1/A	333-164963	23.3	3/29/10
23.4	Consent of NCL Ingenieria y Construccion	S-1/A	333-164963	23.4	3/29/10
23.5	Consent of SGS Lakefield	S-1/A	333-164963	23.5	3/29/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
23.6	Consent of Arcadis Geotecnica	S-1/A	333-164963	23.6	3/29/10
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

*	Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

[SIGNATURE PAGE TO FOLLOW]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek,
President (Principal Executive Officer)

By:	/s/ Charles E. Jenkins
Charles E. Jenkins,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Michael P. Kurtanjek	Director & President	March 22, 2010
Michael P. Kurtanjek	(Principal Executive Officer)

/s/ Charles E. Jenkins	Director & Chief Financial Officer	March 22, 2010
Charles E. Jenkins	(Principal Financial and Accounting Officer)

/s/ Brian Flower	Director and Chairman	March 22, 2010
Brian Flower

/s/ Howard M. Crosby	Director	March 22, 2010
Howard M. Crosby

/s/ Wei Lu	Director	March 22, 2010
Wei Lu

/s/ John J. May	Director	March 22, 2010
John J. May

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2009.