Form 10-Q
period 2010-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2010-05-17
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐       No ☒

37,120,972 shares of the issuer’s common stock, $.001 par value, were outstanding at May 6, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31, 2010	December 31, 2009
	(Unaudited)

Assets
Current
Cash and cash equivalents	$799,833	$1,343,994
Prepaid expenses	171,404	57,546
Receivables	55,552	50,443
Total Current Assets	1,026,789	1,451,983
Property and Equipment (Note 2)	68,502	73,927
Mineral Properties	651,950	651,950

Total Assets	$1,747,241	$2,177,860

Liabilities
Current
Accounts payable and accrued liabilities	$53,994	$188,534
Total Current Liabilities	53,994	188,534
Other Liabilities – Warrants (Note 3(d))	1,986,025	2,956,725

Total Liabilities	2,040,019	3,145,259

Stockholders’ Deficit
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 3(a))
20,000,000 Shares authorized
625,000 (December 31, 2009 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 3(a))
100,000,000 Shares authorized
37,120,972 (December 31, 2009 – 36,400,972) shares issued and outstanding	22,488,100	21,660,100
Obligation to Issue Shares (Note 3(e))	60,000	-
Deficit Accumulated During the Exploration Stage	(23,340,878)	(23,127,499)

Total Stockholders’ Deficit	(292,778)	(967,399)

Total Liabilities and Stockholders’ Deficit	$1,747,241	$2,177,860

See notes to unaudited consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

			Cumulative Period
			from Inception
			(November 13,
			2001) through
	Three months ended March 31,		March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Advertising and promotion	$4,587	$15,096	$231,251
Amortization	6,896	6,388	148,001
Bank charges and interest	2,468	1,084	30,036
Consulting fees (Note 3(c))	102,829	38,491	2,084,614
Consulting fees – directors and officers (Notes 3(c)	521,130	253,035	4,580,949
Engineering consulting	-	-	694,836
Exploration	75,288	133,628	4,595,812
Filing fees	4,892	1,397	57,769
Insurance	10,477	8,688	256,699
Investor relations, net	-	-	769,989
Licenses, taxes and filing fees, net	(2,415)	9,587	377,532
Management fees (Note 3(c))	329,820	34,800	1,865,410
Office (Note 3(c))	48,218	4,633	234,753
Professional fees	24,971	24,727	1,569,885
Rent	20,716	16,579	411,813
Telephone	3,414	3,010	93,220
Transfer agent fees	921	640	15,439
Travel and vehicle	23,692	36,626	1,027,321

Loss Before Other Items	(1,177,904)	(588,409)	(19,045,329)
Gain on Sale of Marketable Securities	-	-	87,217
Loss on Sale of Assets	-	(7,465)	(19,176)
Adjustment to Market for Marketable Securities	-	-	(67,922)
Foreign Exchange Gain (Loss)	(9,189)	6,953	(232,289)
Interest Income	3,014	374	350,157
Dividend Income	-	-	4,597
Change in Fair Value of Warrants (Note 3(d))	970,700	-	(2,185,024)
Financing Agreement Penalty	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(213,379)	(588,547)	(21,437,769)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(213,379)	$(588,547)	$(22,975,269)

Basic and Diluted Loss Per Common Share (Note 4)	$(0.01)	$(0.02)
Weighted Average Number of Shares of Common Stock Outstanding	36,752,972	32,324,133

See notes to unaudited consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

			Cumulative Period
			from Inception
			(November 13,
			2001) through
	Three months ended March 31,		March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss for period	$(213,379)	$(588,547)	$(21,437,769)
Items not involving cash
Amortization	6,896	6,388	136,290
Stock-based compensation	-	11,335	3,188,211
Loss on sale of assets	-	7,465	19,176
Common stock issued for services	828,000	164,000	3,345,630
Change in value of warrants	(970,700)	-	2,185,025
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Receivables	(5,109)	(2,731)	(55,552)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(134,540)	14,928	(192,087)
Prepaid expenses	(113,858)	(15,660)	74,676

Cash Used in Operating Activities	(602,690)	(402,822)	(11,806,400)

Investing Activities
Proceeds on sale of surplus assets	-	6,630	6,630
Addition to property and equipment	(1,471)	-	(230,598)
Addition to mineral property	-	-	(651,950)

Cash Provided by (Used in) Investing Activities	(1,471)	6,630	(875,918)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	-	-	8,290,980
Stock subscriptions received	60,000	-	180,000
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	60,000	-	13,482,151

Inflow (Outflow) of Cash and Cash Equivalents	(544,161)	(396,192)	799,833
Cash and Cash Equivalents, Beginning of Period	1,343,994	1,475,460	-

Cash and Cash Equivalents, End of Period	$799,833	$1,079,268	$799,833

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$828,000	$164,000	$2,785,630

See notes to unaudited consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to issue shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$(16,183,119)	$2,247,828
Stock-based compensation (Note 3(c))	-	1,024,122	-	-	-	-	1,024,122
Warrants exercised (Note3(d))	2,100,000	1,045,340	-	-	-	-	1,045,340
Private placement (Note 3(b))	1,496,930	900,691	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-	-	-	199,000
Common stock issued for services (Note 3(c))	800,000	560,000	-	-	-	-	560,000
Cumulative effect of change in accounting principle (Note 5)	-	-	-	-	-	(1,084,375)	(1,084,375)
Net loss for the year	-	-	-	-	-	(5,860,005)	(5,860,005)
Balance, December 31, 2009	36,400,972	21,660,100	625,000	500,000	-	(23,127,499)	(967,399)
Shares issued for services (Note 3(c))	720,000	828,000	-	-	-	-	828,000
Share subscriptions received/obligation to issue shares	-	-	-	-	60,000	-	60,000
Net loss for the period	-	-	-	-	-	(213,379)	(213,379)
Balance, March 31, 2010	37,120,972	$22,488,100	625,000	$500,000	$60,000	$(23,340,878)	$(292,778)

See notes to unaudited consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) currently has no ongoing operations.  Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property (“Cerro Blanco”) located in Region III of northern Chile.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in Accounting Standards Codification Topic 915 "Development Stage Entities".

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited consolidated financial statements included in the Company’s 2009 annual report on Form 10-K filed with the Securities Exchange Commission (“SEC”).  The results of operations for the period ended March 31 2010 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	March 31, 2010
		Accumulated
	Cost	Amortization	Net
		(Unaudited)

Vehicles	$54,167	$39,726	$14,441
Office furniture	18,287	4,204	14,083
Office equipment	11,311	4,666	6,645
Computer equipment	8,197	5,600	2,597
Computer software	1,541	721	820
Field equipment	62,814	32,898	29,916

	$156,317	$87,815	$68,502

	December 31, 2009
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$38,031	$16,122
Office furniture	17,712	3,189	14,523
Office equipment	10,828	4,139	6,689
Computer equipment	8,197	5,192	3,005
Computer software	1,142	664	478
Field equipment	62,814	29,704	33,110

	$154,846	$80,919	$73,927

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

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

(b)	Stock options

During the quarter ended March 31, 2010, no stock options were granted.  The following table represents service based stock option activity during the first three months of 2010.

	March 31, 2010		December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Unaudited)

Outstanding - beginning of period	2,790,000	$0.53	3,140,000	$0.57
Expired	-	-	(100,000)	$2.00
Forfeited	-	-	(250,000)	$0.50

Outstanding – end of period	2,790,000	$0.53	2,790,000	$0.53
Exercisable – end of period	2,790,000	$0.53	2,790,000	$0.53

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

3.	CAPITAL STOCK (continued)

(b)	Stock options (continued)

As at March 31, 2010 and December 31, 2009, the following director and consultant stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2010	2009
		(Unaudited)

January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,790,000	2,790,000

The shares under option at March 31, 2010 were in the following exercise price ranges:

	Options Exercisable and Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	$0.50	2,625,000	$1,155,000	1.68
$1.00	$1.00	165,000	-	3.23

	$0.53	2,790,000	$1,155,000	1.77

(c)	Stock-based compensation

During the quarter ended March 31, 2010, the total stock-based compensation recognized under the fair value method was $nil.

Stock-based compensation was reported in the first quarter of 2009 with respect to 400,000 shares issued to two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation committee.  A fair value of $164,000 (2008: $nil) was attributed to these shares based on a fair market value of $0.41 per share and was charged to Consulting fees – directors and officers.

In February 2010, the Company granted 720,000 shares of common stock at a fair value of $828,000 to management, employees and consultants.  The shares were granted under the 2010 Management Compensation Plan.  The shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act and regulations promulgated by the SEC.  Each person acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

3.	CAPITAL STOCK (continued)

(c)	Stock-based compensation (continued)

The total stock-based compensation recognized under the fair value method for shares issued for services was as follows:

	March 31,		December 31
	2010	2009	2009	2008
	(Unaudited)

Consulting fees	$62,100	$-	$77,130	$-
Consulting fees - directors and officers	434,700	175,335	252,117	45,339
Investor relations	-	-	694,875	-
Management fees	289,800	-	-	-
Office	41,400	-	-	-

Compensation	$828,000	$175,335	$1,024,122	$45,339

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	March 31, 2010		December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
	(Unaudited)

Outstanding - beginning of period	10,587,385	$0.56	13,022,600	$0.54
Issued	-	-	589,785	$0.63
Exercised	(100,000)	0.60	(2,100,000)	$0.50
Expired	-	-	(925,000)	$0.50

Outstanding - end of period	10,487,385	$0.56	10,587,385	$0.56

As at March 31, 2010 the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	March 31, 2010	December 31, 2009
		(Unaudited)

August 10, 2010	$0.60	5,747,600	5,847,600
April 1, 2011	$0.50	4,250,000	4,250,000
June 30, 2011	$0.75	150,000	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2013	$0.90	104,785	104,785

		10,487,385	10,587,385

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

3.	CAPITAL STOCK (continued)

(d)	Warrants (continued)

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

As a result of adopting ASC 815, warrants to purchase 6,875,000 shares of common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had an exercise price of $0.50 per warrant and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011.  As such, effective January 1, 2009, the Company reclassified the fair value of these warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.   On January 1, 2009, the Company reclassified $1,084,375 to beginning deficit and $1,084,375 to other liabilities - warrants to recognize the fair value of such warrants on such date.

As of March 31, 2010, the remaining 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 1 year, an expected volatility factor of 53.19% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock decreased to $1,986,025 as of March 31, 2010. As such, the Company recognized a $970,700 non-cash income from the change in fair value of these warrants for the period ended March 31, 2010.

(e)	Obligation to issue shares

On March 30, 2010, a warrant holder forwarded funds to exercise 100,000 warrants at an exercise price of $0.60 per unit.  As of the quarter-end, the issuance of shares was in process but had not been completed and has been recorded as an obligation to issue shares in these consolidated financial statements.

4.	LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Net loss for period	$(213,379)	$(588,547)
Preferred stock dividends	-	-

Net loss available for distribution	$(213,379)	$(588,547)

Allocation of undistributed loss
Preferred shares (1.67%, 2009 - 1.80%; 2008 - 1.92%	$(3,568)	$(11,137)
Common shares (98.33%, 2009 - 98.20%; 2008 - 98.08%)	(209,811)	(577,410)

	$(213,379)	$(588,547)
Basic loss per share amounts
Undistributed amounts
Loss per preferred share	$(0.005)	$(0.02)
Loss per common share	$(0.005)	$(0.02)

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
(US Funds)

4.           LOSS PER SHARE (continued)

Weighted average number of shares:

	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	625,000	625,000
Common stock	36,752,972	32,324,133

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 2,790,000 in outstanding options, 10,487,385 warrants and 625,000 shares of convertible preferred stock.

5.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying amounts of these instruments approximate their respective fair values because of the short maturities of those instruments.

The Company follows the accounting guidance, which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“SFAS 157”).  SFAS 157 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have an impact on the Company’s financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value.  Level inputs, as defined by SFAS 157, are as follows:

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

The following table (unaudited) summarizes fair value measurement by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$799,833	$-	$-	$799,833
Receivables	$55,552	$-	$-	$55,552
Accounts payable and accrued liabilities	$53,994	$-	$-	$53,994
Other liabilities - warrants	$-	$1,986,025	$-	$1,986,025

6.	SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to March 31, 2010 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation and Financial Condition

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

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With a portion of the funds from this offering, and contemporaneous with commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by fourth quarter 2010 or first quarter 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of March 31, 2010, our cash position was $799,833. We currently do not have sufficient capital to complete this plan and estimate that we will require additional financing to do so.

Results of Operations

We recorded a loss for the quarter ended March 31, 2010 of $213,379 ($0.01 per weighted average common share outstanding) compared to a loss of $588,547 ($0.02) per share) for the comparable interim period in 2009.

There were two significant factors affecting the loss during this quarter

i) Due to the change in valuation of the warrant liability in the quarter we recorded a gain of $970,700 (2009 $nil).; and

ii) During 2009 the Board of Directors approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation.  The pool consists of up to 1% of the outstanding shares at the end of each year.  During the quarter we issued 720,000 shares at a fair value of $828,000.  This expense was allocated to Consulting fees, Consulting fees – directors and officers, Management fees and office (see note 3(c) of the quarterly financial statements).

Generally most expenses continue to be comparable or lower this quarter than in the comparable quarter of 2009, as the company was concentrating on its proposed financing, and had a reduced level of activity at the site.  The most significant items are:

•	Consulting expense, excluding $62,100 of stock based compensation was $40,729 (2009: $38,491).
•	Consulting fees – directors and officers, again excluding $434,700 of stock based compensation was $86,430 (2009: $77,700 after excluding stock based compensation of $175,335).
•	Management fees, excluding stock based compensation of $289,800 were $40,020 (2009: $34,800).
•	Office expense, excluding stock based compensation of $41,400 was $6,818 (2009: $4,633).
•	Rent was $20,716 (2009 $16,579) reflecting the move to new offices in Santiago in late 2009.
•	Travel expense was $23,692 (2009: $36,626) due to decreased travel to Chile and to potential investors.

Recent Accounting Pronouncements

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

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  In February 2010, the FASB amended ASC 855 to remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC requirements. Removal of this disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In February 2010 we granted bonuses of 720,000 fully vested shares of common stock to management for past services performed in 2008 and 2009.  The shares were granted under our 2010 Management Compensation Plan.  We granted 252,000 shares to Mr. Kurtanjek, 252,000 shares to an entity owned by Mr. Flower, 72,000 shares to Mr. Jenkins, 54,000 shares to an entity owned by Mr. Crosby, 54,000 shares to Christian Feddersen, an employee in Chile, and 36,000 shares to Maria Eugenia Moscosco, an employee in Chile.  The shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act and Regulation S promulgated by the SEC.  Each person acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates representing the shares.  They did not enter into the transaction with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting.  Each recipient of the bonuses was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance.  No selling commissions were paid in connection with the grant of the shares.

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

White Mountain Titanium Corporation

Date: May 14, 2010	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: May 14, 2010	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)