Form 10-Q
period 2010-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2010-08-16
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

39,370,012 shares of the issuer’s common stock, $.001 par value, were outstanding at August 12, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current
Cash and cash equivalents	$1,063,637	$1,343,994
Prepaid expenses	81,555	57,546
Receivables	24,391	50,443
Total Current Assets	1,169,583	1,451,983
Property and Equipment (Note 2)	61,588	73,927
Mineral Properties	651,950	651,950

Total Assets	$1,883,121	$2,177,860

Liabilities
Current
Accounts payable and accrued liabilities	$19,522	$188,534
Total Current Liabilities	19,522	188,534
Other Liabilities – Warrants (Note 3(d))	1,731,875	2,956,725

Total Liabilities	1,751,397	3,145,259

Stockholders’ Equity (Deficit)
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 3(a))
20,000,000 Shares authorized
625,000 (December 31, 2009 – 625,000) shares issued and outstanding	500,000	500,000

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 3(a))
100,000,000 Shares authorized
37,120,972 (December 31, 2009 – 36,400,972) shares issued and outstanding	22,579,776	21,660,100
Obligation to Issue Shares (Note 3(e))	660,000	-
Deficit Accumulated During the Exploration Stage	(23,608,052)	(23,127,499)

Total Stockholders’ Equity (Deficit)	131,724	(967,399)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,883,121	$2,177,860

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)

					Cumulative From Inception
	Three Months Ended June 30		Six Months Ended June 30		November 13, 2001 Through
	2010	2009	2010	2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Advertising and promotion	$27,253	$2,555	$31,840	$17,651	$258,504
Amortization	6,907	5,173	13,803	11,561	154,908
Bank charges and interest	2,743	617	5,211	1,701	32,779
Consulting fees (Note 3(c))	50,965	79,719	153,794	118,210	2,135,579
Consulting fees – directors and officers (Note 3(c))	86,430	310,945	607,560	563,980	4,667,379
Engineering consulting	-	176,228	-	176,228	694,836
Exploration	60,796	82,335	136,084	215,963	4,656,608
Filing fees	17,344	2,591	22,236	3,988	75,113
Insurance	12,472	18,030	22,949	26,718	269,171
Investor relations, net (Note 3(c))	-	694,875	-	694,875	769,989
Licenses, taxes and filing fees, net	(4,726)	8,619	(7,141)	18,206	372,806
Management fees (Note 3(c))	131,696	34,800	461,516	69,600	1,997,106
Office (Note 3(c))	6,367	3,900	54,585	8,533	241,120
Professional fees	60,174	40,164	85,145	64,891	1,630,059
Rent	19,719	18,102	40,435	34,681	431,532
Telephone	3,524	2,876	6,938	5,886	96,744
Transfer agent fees	1,007	825	1,928	1,465	16,446
Travel and vehicle	24,135	17,929	47,827	54,555	1,051,456

Loss before other items	(506,806)	(1,500,283)	(1,684,710)	(2,088,692)	(19,552,135)

Gain on sale of marketable securities	-	-	-	-	87,217
Loss on sale of assets	-	-	-	(7,465)	(19,176)
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange gain (loss)	(17,493)	11,170	(26,682)	18,123	(249,782)
Dividend income	-	-	-	-	4,597
Interest income	2,975	638	5,989	1,012	353,132
Change in fair value of warrants (Note 3(d))	254,150	(1,994,150)	1,224,850	(1,901,462)	(1,930,874)
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(267,174)	(3,482,625)	(480,553)	(3,978,484)	(21,704,943)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(267,174)	$(3,482,625)	$(480,553)	$(3,978,484)	$(23,242,443)

Basic and Diluted Loss Per Common Share (Note 4)	$(0.007)	$(0.10)	$(0.01)	$(0.12)	-

Weighted Average Number of Common Shares Outstanding	37,120,972	33,626,262	36,937,989	32,971,999	-

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)

	Six Months Ended June 30,		Cumulative Period from Inception (November 13, 2001) Through June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss for period	$(480,553)	$(3,978,484)	$(21,704,943)
Items not involving cash
Amortization	13,803	11,561	143,197
Stock-based compensation	91,676	1,011,585	3,279,887
Loss on sale of assets	-	7,465	19,176
Fair value of common stock issued for services	828,000	164,000	3,345,630
Change in fair value of warrants	(1,224,850)	1,901,462	1,930,874
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable
securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(24,009)	(7,777)	164,525
Receivables	26,052	(2,530)	(24,391)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(169,012)	1,708	(226,558)

Cash Used in Operating Activities	(938,893)	(891,010)	(12,142,603)

Investing Activities
Addition to property and equipment, net	(1,464)	2,477	(223,961)
Addition to mineral property	-	-	(651,950)

Cash Provided by (Used in) Investing Activities	(1,464)	2,477	(875,911)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	-	999,800	8,290,980
Stock subscriptions received	660,000	-	780,000
Stock subscriptions receivable	-	-	111,000
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	660,000	999,800	14,082,151

Inflow (Outflow) of Cash and Cash Equivalents	(280,357)	111,267	1,063,637
Cash and Cash Equivalents,
Beginning of Period	1,343,994	1,475,460	-

Cash and Cash Equivalents, End of Period	$1,063,637	$1,586,727	$1,063,637

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$828,000	$164,000	$2,785,630

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to Issue Shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$(16,183,119)	$2,247,828
Stock-based compensation (Note 3(c))	-	1,024,122	-	-	-	-	1,024,122
Warrants exercised (Note3(d))	2,100,000	1,045,340	-	-	-	-	1,045,340
Private placement (Note 3(b))	1,496,930	900,691	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-	-	-	199,000
Common stock issued for services (Note 3(c))	800,000	560,000	-	-	-	-	560,000
Cumulative effect of change in accounting principle (Note 5)	-	-	-	-	-	(1,084,375)	(1,084,375)
Net loss for the year	-	-	-	-	-	(5,860,005)	(5,860,005)
Balance, December 31, 2009	36,400,972	21,660,100	625,000	500,000	-	(23,127,499)	(967,399)
Stock-based compensation (Note 3(c))	-	91,676	-	-	-	-	91,676
Shares issued for services (Note 3(c))	720,000	828,000	-	-	-	-	828,000
Share subscriptions received/obligation to issue shares (Note 3(e))	-	-	-	-	660,000	-	660,000
Net loss for the period	-	-	-	-	-	(480,553)	(480,553)
Balance, June 30, 2010 (Unaudited)	37,120,972	$22,579,776	625,000	$500,000	$660,000	$(23,608,052)	$131,724

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) currently has no ongoing operations.  Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) property (“Cerro Blanco”) located in Region III of northern Chile.  The Company is considered an exploration stage company and its financial statements are presented in a manner similar to a development stage company as defined in Accounting Standards Codification Topic 915, Development Stage Entities.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited consolidated financial statements included in the Company’s 2009 annual report on Form 10-K filed with the Securities Exchange Commission (“SEC”).  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

2. PROPERTY AND EQUIPMENT

	June 30, 2010
	Cost	Accumulated Amortization	Net
	(Unaudited)
Vehicles	$54,154	$41,415	$12,739
Office furniture	18,287	5,232	13,055
Office equipment	11,311	5,203	6,108
Computer equipment	8,197	6,008	2,189
Computer software	1,542	778	764
Field equipment	62,814	36,081	26,733
	$156,305	$94,717	$61,588

	December 31, 2009
		Accumulated
	Cost	Amortization	Net
Vehicles	$54,153	$38,031	$16,122
Office furniture	17,712	3,189	14,523
Office equipment	10,828	4,139	6,689
Computer equipment	8,197	5,192	3,005
Computer software	1,142	664	478
Field equipment	62,814	29,704	33,110
	$154,846	$80,919	$73,927

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

3. CAPITAL STOCK

(a)	Common and Preferred stock

The Company’s authorized:

i) Common stock with a par value of $0.001 is 100,000,000 shares.

ii) Preferred stock with a par value of $0.001 is 20,000,000 shares.

(b)	Stock options

On June 29, 2010, the Board of Directors adopted the 2010 Stock Option/Stock Issuance Plan (the “Plan”), which permits the Company to grant both incentive and non-statutory stock options and to grant restricted shares of common stock.  The Plan authorizes the issuance of up to 3,800,000 shares of common stock.  The number of shares of common stock available for issuance under the Plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the Plan, beginning with calendar year 2011, the number of shares of common stock reserved and available for issuance under the Plan will represent 10% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The Plan is administered initially by the Board of Directors.  The persons eligible to participate in the Plan include:  (a) employees of the Company and any of its subsidiaries; (b) non-employee members of the Board or non-employee members of the Board of Directors of any of its subsidiaries; (c) officers of the Company or any subsidiary; and (d) consultants and other independent advisors who provide services to the Company or any of its subsidiaries.  The Plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after the adoption of the Plan by the Board of Directors, whichever is earlier.  The Plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of the Company’s assets.

During the quarter ended June 30, 2010, no stock options were granted.  The following table represents service based stock option activity during the six months of 2010.

Subsequent to June 30, 2010, options for 50,000 shares exercisable at $0.50 per share were exercised (Note 6).

	June 30, 2010		December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(Unaudited)
Outstanding - beginning of period	2,790,000	$0.53	3,140,000	$0.57
Expired	-	-	(100,000)	$2.00
Forfeited	-	-	(250,000)	$0.50

Outstanding – end of period	2,790,000	$0.53	2,790,000	$0.53
Exercisable – end of period	2,790,000	$0.53	2,790,000	$0.53

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

3. CAPITAL STOCK (continued)

(b)	Stock options (continued)

As at June 30, 2010 and December 31, 2009, the following director and consultant stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2010	2009
		(Unaudited)
January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	350,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000
		2,790,000	2,790,000

The shares under option at June 30, 2010 were in the following exercise price ranges:

	Options Exercisable and Outstanding
Exercise Price	Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years
$0.50	$0.50	2,625,000	$1,155,000	1.43
$1.00	$1.00	165,000	-	2.98
	$0.53	2,790,000	$1,155,000	1.52

(c)	Stock-based compensation

During the six months ended June 30, 2010, the total stock-based compensation for warrants recognized under the fair value method charged to management fees was $91,676.  This is a result of the issuance of 2,000,000 warrants to certain directors and officers (Note 3(d)).  The total stock-based compensation calculated was $1,301,800.  The remaining balance of $1,210,124 will be amortized till December 31, 2015. These warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 5.9 years, an expected volatility factor of 69.30% and a dividend yield of 0.0%.

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

During the six months ended June 30, 2009, $216,310 was charged to consulting/directors and officers fees and $77,130 related to the warrants issued during the period and $694,875 was charged to investor relations as a result of an extension of the expiry date of 4,250,000 warrants. All amounts were determined using the Black-Scholes option pricing model. During the six months ended June 30, 2009, $23,271 (2008: $45,339) was charged to consulting fees in relation to unvested stock options issued in a prior period.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

3. CAPITAL STOCK (continued)

(c)	Stock-based compensation (continued)

Stock-based compensation was reported in the first quarter of 2009 with respect to 400,000 shares issued to two officers and directors of the Company upon attaining previously determined milestones as established by the Compensation Committee.  A fair value of $164,000 was attributed to these shares based on a fair market value of $0.41 per share and was charged to consulting fees – directors and officers.

The total stock-based compensation recognized for shares issued, warrants granted and options granted for services was as follows:

	June 30,		December 31
	2010	2009	2009	2008
	(Unaudited)
Consulting fees	$62,100	$77,130	$77,130	$-
Consulting fees - directors and officers	434,700	403,581	252,117	45,339
Investor relations	-	694,874	694,875	-
Management fees	381,476	-	-	-
Office	41,400	-	-	-
	$919,676	$1,175,585	$1,024,122	$45,339

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	June 30, 2010		December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
	(Unaudited)
Outstanding - beginning of period	10,587,385	$0.56	13,022,600	$0.54
Issued	2,000,000	1.50	589,785	$0.63
Exercised	(1,100,000)	0.60	(2,100,000)	$0.50
Expired	-	-	(925,000)	$0.50
Outstanding - end of period	11,487,385	$0.72	10,587,385	$0.56

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

3. CAPITAL STOCK (continued)

(d)	Warrants (continued)

As at June 30, 2010 the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	June 30, 2010	December 31, 2009
		(Unaudited)
August 10, 2010 (note 6)	$0.60	4,747,600	5,847,600
April 1, 2011	$0.50	4,250,000	4,250,000
June 30, 2011	$0.75	150,000	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2013	$0.90	104,785	104,785
December 31, 2015	$1.50	2,000,000	-
		11,487,385	10,587,385

During the quarter ended June 30, 2010, 2,000,000 warrants were issued to two officers and directors of the Company as compensation as approved by the Board in January 2010.  These warrants are exercisable at $1.50 per share expiring December 31, 2015 (Note 3(c)). These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

(i)	If on or before June 30, 2011, the closing price of the common stock of the Company is at least $2.00 per share for 5 consecutive trading days,

(ii)	If on or before December 31, 2012, the closing price of the common stock of the Company is at least $2.50 per share for 5 consecutive trading days,

(iii)	If on or before December 31, 2015, the closing price of the common stock of the Company is at least $3.00 per share for 5 consecutive trading days.

These prices shall be subject to reasonable adjustment upon occurrence of certain conditions.

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

As a result of adopting ASC 815, warrants to purchase 6,875,000 shares of common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. The warrants had an exercise price of $0.50 per warrant and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011.  Effective January 1, 2009, the Company reclassified the fair value of these 4,250,000 warrants to purchase common stock, which had exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue.   On January 1, 2009, the Company reclassified $1,084,375 to beginning deficit and $1,084,375 to other liabilities - warrants to recognize the fair value of such warrants on such date.

As of June 30, 2010, the 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 1 year, an expected volatility factor of 53.19% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock decreased to $1,731,875 as of June 30, 2010. Accordingly, the Company recognized a $1,224,850 non-cash income from the change in fair value of these warrants for the six-month period ended June 30, 2010.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

3. CAPITAL STOCK (continued)

(e)	Obligation to issue shares

As of June 30, 2010, warrant holders forwarded funds to exercise an aggregate of 1,100,000 warrants at an exercise price of $0.60 per unit.  The issuance of shares was recorded as an obligation to issue shares in these consolidated financial statements.  Subsequent to June 30, 2010 the 1,100,000 shares represented by the warrant exercise were issued from treasury (note 6).

4. LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	Three Months Ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss for period	$(267,174)	$(3,482,625)	$(480,553)	$(3,978,484)
Preferred stock dividends	-	-	-	-
Net loss available for distribution	$(267,174)	$(3,482,625)	$(480,553)	$(3,978,484)

Allocation of undistributed loss
Preferred shares (1.67%, 2009 - 1.80%)	$(4,424)	$(62,687)	$(7,996)	$(71,613)
Common shares (98.33%, 2009 - 98.20%)	(262,750)	(3,419,938)	(472,557)	(3,906,871)
	$(267,174)	$(3,482,625)	$(480,553)	$(3,978,484)
Basic loss per share amounts
Undistributed amounts
Loss per preferred share	$(0.007)	$(0.10)	$(0.010)	$(0.12)
Loss per common share	$(0.007)	$(0.10)	$(0.010)	$(0.12)

Weighted average number of shares:

	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	625,000	625,000
Common stock	37,120,972	33,626,262

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 2,790,000 in outstanding options, 11,487,385 warrants and 625,000 shares of convertible preferred stock.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

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

The following table (unaudited) summarizes fair value measurement by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,063,637	$-	$-	$1,063,637
Receivables	$24,391	$-	$-	$24,391
Accounts payable and accrued liabilities	$19,522	$-	$-	$19,522
Other liabilities - warrants	$-	$1,731,875	$-	$1,731,875

6.  SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to June 30, 2010 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements, except as follows:

•
1,100,000 shares recorded as an obligation to issue securities, as a result of warrants exercised, were issued from treasury (Note 3(e)) Additional warrants for 1,093,040 shares were exercised at a price of $0.60 per share prior to their expiry on August 10, 2010 (Note 3(d)).  Overall gross proceeds from warrants exercised before and after the quarter end were $1,315,824.  The remaining balance of 3,654,560 warrants expired unexercised;

•	Options for 50,000 shares exercisable at $0.50 per share were exercised (Note 3(b)); and

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2010 and 2009
(Unaudited)
(US Funds)

6. SUBSEQUENT EVENTS (continued)

•
On July 20, 2010 the Company announced a Letter of Intent with respect to licensing a new titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  Subject to executing a non-exclusive, sublicensing agreement, the Company will gain access to the Chinuka Process for the Cerro Blanco project and La Serena Technologies Ltd. (“La Serena”) will execute the sublicensing agreement as holder of the Chinuka Process master license.  As consideration for the sublicense, the terms of the agreement between the Company and La Serena will provide for:

•
The issuance of 4,000,000 restricted common shares to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are issuable over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

•	The expenditure of $5,000,000 by the Company within five years of closing to advance development of the Chinuka Process towards commercialization;

•
A 2% gross royalty payment to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process, and to make advance minimum royalty payments to La Serena of $200,000 per year commencing 5 years after closing; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

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

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by first quarter 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of August 10, 2010, our cash position was approximately $1,487,000. We currently do not have sufficient capital to complete this plan and we will require additional financing to do so.

On July 20, 2010 we announced a Letter of Intent with respect to licensing a new titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  Subject to executing a non-exclusive, sublicensing agreement, we will gain access to the Chinuka Process for the Cerro Blanco project La Serena Technologies Ltd. (“La Serena”) will execute the sublicensing agreement as holder of the Chinuka Process master license.

As consideration for the sublicense, the terms of the agreement between us and La Serena will provide for:

•
The issuance of 4 million White Mountain restricted common shares to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are issuable over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  We may cancel the sublicense agreement (and related escrow share releases) at anytime following the initial release of shares;

•	The expenditure of $5,000,000 by the Company within 5 years of closing to advance development of the Chinuka Process towards commercialization;

•
2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project which is attributable to the Chinuka Process and to make advance minimum royalty payments to La Serena of $200,000 per year commencing 5 years after closing; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within 9 years after closing.

The Chinuka Process was developed under the direction of Dr. Derek Fray, Professor and Director of Research, Materials Science and Metallurgy, University of Cambridge.  Unlike the industry-standard, multi-step Kroll batch process which uses titanium pigment as a feed stock to produce titanium sponge metal, the Chinuka Process is essentially a one-step process and uses titanium ores and concentrates as a feed stock.  By replacing a multi-step process with a process in which refining and electro-deposition take place simultaneously and substituting ores and concentrates as a feed stock, the Chinuka Process holds forth potentially significant cost and production time saving over the Kroll process.

We anticipate the sublicensing of the Chinuka Process will create an opportunity to add value to the Cerro Blanco project, particularly with respect to the planned minus 53 micron titanium concentrate product.

Results of Operations

We recorded a loss for the three months ended June 30, 2010 of $267,174 or $0.007 per weighted average common share outstanding compared to a loss of $3,482,625 ($0.10 per share) for the comparable interim period in 2009.  On a year to date basis, for the six months ended June 30, 2010 the loss was $480,553 ($0.01 per share) compared to $3,978,484 ($0.12 per share) for the comparable period in 2009.

Generally most expenses continue to be comparable this quarter to the comparable quarter of 2009, except as follows:

•
The adoption of EITF 07-5 effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009 and a fair value change of $1,994,150 for the second quarter of 2009 ($1,901,462 year to date).  The comparable effects in 2010 were a gain of $254,150 in the second quarter ($1,224,850 year to date). See Note 3(d) for a more detailed discussion.

•
During the second quarter of 2010, stock-based compensation of $91,676 was recognized as management fees expense (note 3(c).  During the same quarter of 2009, $694,875 of stock based compensation was recognized as investor relations expense, resulting from the extension of warrants held by the European institutional investor who exercised two million warrants during the quarter. There was no such charge in the second quarter of 2010.  In 2009 the Board of Directors approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation.  The pool consists of up to 1% of the outstanding shares at the end of each year.  During the first quarter or 2010 we issued 720,000 shares at a fair value of $828,000.  This expense was allocated to Consulting fees, Consulting fees – directors and officers, Management fees and office (see note 3(c) of the quarterly financial statements).  There was no such expense in the current quarter.

•
During the first quarter of 2010 we commenced a brokered offering of shares to raise up to $6 million. After discussions with our advisors during the second quarter, we elected to withdraw this offering based on market conditions.  As a result, we wrote off deferred offering costs of approximately $80,000 to Advertising ($3,000), Consulting ($30,000), Filing fees ($17,000) and Professional fees ($30,000).

•
Advertising and Promotion was $27,253 in the quarter, including the $3,000 mentioned above (year to date $31,840) compared to $2,555 and $17,651 respectively for 2009.  This was a result of increased news releases and filings, and attendance at conferences

•
During the current quarter we incurred lower exploration expense of $60,796 (YTD: $136,084) (2009: $82,335 and $215,963), as our work was primarily restricted to planning for upcoming drilling and final feasibility activities.

•	In the second quarter of 2009, engineering consulting expense was $176,228 due to payments on Stage 2 of the piloting program. There were no such expenditures during the current quarter.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From July through August 2007, we conducted a non-public offering of units, each unit consisting of one share of common stock and one common stock purchase warrant.  During the second quarter of 2010 investors owning units exercised warrants to purchase 1,100,000 shares for gross proceeds to us of $660,000.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation S.  Each of the warrant holders was a non-U.S. person at the time of the exercise.  The issuance of the shares was made in an offshore transaction and no directed selling efforts were made in the U.S. by us or anyone acting on our behalf.  The offering restrictions required pursuant to Regulation S were also implemented.  No underwriting discounts or commissions were paid in connection with the issuance of the shares.

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

White Mountain Titanium Corporation

Date: August 13, 2010	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: August 13, 2010	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)