Form 10-Q
period 2010-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2010-11-15
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

44,382,012 shares of the issuer’s common stock, $.001 par value, were outstanding at October 20, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)
(Unaudited)

	September 30, 2010	December 31, 2009

Assets
Current
Cash and cash equivalents	$1,275,603	$1,343,994
Prepaid expenses	59,314	57,546
Receivables	46,700	50,443
Total Current Assets	1,381,617	1,451,983
Property and Equipment (Note 2)	54,800	73,927
Mineral Properties	651,950	651,950

Total Assets	$2,088,367	$2,177,860

Liabilities
Current
Accounts payable and accrued liabilities	$12,890	$188,534
Total Current Liabilities	12,890	188,534
Other Liabilities – Warrants (Note 3(d))	923,100	2,956,725

Total Liabilities	935,990	3,145,259

Stockholders’ Equity (Deficit)
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 3(a))
20,000,000 shares authorized
NIL (December 31, 2009 – 625,000) shares issued and outstanding	-	500,000

Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 3(a))
100,000,000 shares authorized
40,382,012 (December 31, 2009 – 36,400,972) shares issued and outstanding	24,490,006	21,660,100
Deficit Accumulated During the Exploration Stage	(23,337,629)	(23,127,499)

Total Stockholders’ Equity (Deficit)	1,152,377	(967,399)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,088,367	$2,177,860

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Operations
(US Funds)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30		Cumulative From Inception November 13, 2001 Through September 30,
	2010	2009	2010	2009	2010

Expenses
Advertising and promotion	$47,212	$11,665	$79,052	$29,316	$305,716
Amortization	7,363	3,645	21,166	15,206	162,271
Bank charges and interest	2,023	1,158	7,234	2,859	34,802
Consulting fees (Note 3(c))	23,573	-	177,367	294,438	2,159,152
Consulting fees – directors and officers (Note 3(c))	86,430	128,319	693,990	692,299	4,729,363
Engineering consulting	-	-	-	-	719,282
Exploration	110,007	119,756	246,091	335,719	4,766,615
Filing fees	-	788	22,236	4,776	75,113
Insurance	12,365	13,786	35,314	40,504	281,536
Investor relations, net (Note 3(c))	335	1,316	335	696,191	770,324
Licenses, taxes and filing fees, net	7,141	3,187	-	21,393	379,947
Management fees (Note 3(c))	95,026	34,800	556,542	104,400	2,092,132
Office (Note 3(c))	46,502	17,091	101,087	25,624	287,622
Professional fees	46,509	29,891	131,654	94,782	1,676,568
Rent	22,752	20,622	63,187	55,303	454,284
Telephone	4,594	4,234	11,532	10,120	101,338
Transfer agent fees	2,480	905	4,408	2,370	18,926
Travel and vehicle	30,181	42,270	78,008	96,825	1,081,637

Loss before other items	(544,493)	(433,433)	(2,229,203)	(2,522,125)	(20,096,628)

Gain on sale of marketable securities	-	-	-	-	87,217
Loss on sale of assets	-	-	-	(7,465)	(19,176)
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange gain (loss)	3,062	9,056	(23,620)	27,179	(246,720)
Dividend income	-	-	-	-	4,597
Interest income	3,079	360	9,068	1,372	356,211
Change in fair value of warrants (Note 3(d))	808,775	998,012	2,033,625	(903,450)	(1,122,099)
Financing agreement penalty	-	-	-	-	(330,000)

Net and comprehensive income (loss) for the period	270,423	573,995	(210,130)	(3,404,489)	(21,434,520)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Income (Loss) Available for Distribution	$270,423	$573,995	$(210,130)	$(3,404,489)	$(22,972,020)

Basic and Diluted Income (Loss) Per Share (Note 4)	$0.01	$0.02	$(0.01)	$(0.10)	-

Weighted Average Number of Common Shares Outstanding	37,885,782	34,472,520	37,257,392	33,477,669	-

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Condensed Statements of Cash Flows
(US Funds)
(Unaudited)

			Cumulative Period
			from Inception
			(November 13,
			2001) Through
	Nine Months Ended Sept. 30,		Sept. 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities
Net loss for period	$(210,130)	$(3,404,489)	$(21,434,520)
Items not involving cash
Amortization	21,166	15,206	150,560
Stock-based compensation	146,682	1,024,122	3,334,893
Loss on sale of assets	-	7,465	19,176
Fair value of common stock issued for services	842,400	164,000	3,360,030
Change in fair value of warrants	(2,033,625)	903,450	1,122,099
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(1,768)	7,720	186,766
Receivables	3,743	(5,259)	(46,700)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(175,644)	25,886	(233,190)

Cash Used in Operating Activities	(1,407,176)	(1,261,899)	(12,610,886)

Investing Activities
Additions to property and equipment, net	(2,039)	(25,091)	(224,536)
Additions to mineral property	-	-	(651,950)

Cash Used in Investing Activities	(2,039)	(25,091)	(876,486)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	1,340,824	1,045,340	9,631,804
Stock subscriptions received	-	-	231,000
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	1,340,824	1,053,702	14,762,975

Inflow (Outflow) of Cash and Cash Equivalents	(68,391)	(233,288)	1,275,603
Cash and Cash Equivalents,Beginning of Period	1,343,994	1,475,460	-

Cash and Cash Equivalents, End of Period	$1,275,603	$1,242,172	$1,275,603

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$842,400	$164,000	$3,360,030
Issuance of common stock on conversion of preferred shares	$500,000	$-	$500,000

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to Issue Shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$(16,183,119)	$2,247,828
Stock-based compensation (Note 3(c))	-	1,024,122	-	-	-	-	1,024,122
Warrants exercised (Note3(d))	2,100,000	1,045,340	-	-	-	-	1,045,340
Private placement (Note 3(b))	1,496,930	900,691	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-	-	-	199,000
Common stock issued for services (Note 3(c))	800,000	560,000	-	-	-	-	560,000
Cumulative effect of change in accounting principle (Note 5)	-	-	-	-	-	(1,084,375)	(1,084,375)
Net loss for the year	-	-	-	-	-	(5,860,005)	(5,860,005)
Balance, December 31, 2009	36,400,972	21,660,100	625,000	500,000	-	(23,127,499)	(967,399)
Stock-based compensation (Note 3(c))	-	146,682	-	-	-	-	146,682
Common stock issued for services (Note 3(c))	738,000	842,400	-	-	-	-	842,400
Share subscriptions received/obligation to issue shares (Note 3(e))	-	-	-	-	660,000	-	660,000
Warrants exercised (Note3(d))	2,193,040	1,315,824	-	-	(660,000)		655,824
Options exercised (Note 3(b))	50,000	25,000	-	-			25,000
Shares issued upon conversion of preferred shares (Note 3(a))	1,000,000	500,000	(625,000)	(500,000)			-
Net loss for the period	-	-	-	-	-	(210,130)	(210,130)
Balance, September 30, 2010 (Unaudited)	40,382,012	$24,490,006	-	$-	$-	$(23,337,629)	$1,152,377

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2009 audited consolidated financial statements included in the Company’s 2009 annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).  The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	September 30, 2010
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,154	$43,216	$10,938
Office furniture	18,863	6,341	12,522
Office equipment	11,311	5,775	5,536
Computer equipment	8,197	6,424	1,773
Computer software	1,542	855	687
Field equipment	62,814	39,470	23,344

	$156,881	$102,081	$54,800

	December 31, 2009
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$38,031	$16,122
Office furniture	17,712	3,189	14,523
Office equipment	10,828	4,139	6,689
Computer equipment	8,197	5,192	3,005
Computer software	1,142	664	478
Field equipment	62,814	29,704	33,110

	$154,846	$80,919	$73,927

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

3.	CAPITAL STOCK

(a)	Common and preferred stock

i)	Common stock

During the nine months ended September 30, 2010:

•	738,000 shares of common stock were issued for services. Of this amount, 720,000 shares were issued as management compensation (Note 3(c));
•	2,193,040 shares of common stock were issued upon the exercise of warrants (Note 3(d));
•	50,000 shares of common stock were issued upon the exercise of stock options (Note 3(b)); and
•	1,000,000 shares of common stock were issued upon the conversion of 625,000 shares of preferred stock into common stock at the election of the holder.

ii)	Preferred stock

During the three months ended September 30, 2010, the holder of the preferred stock elected to convert the remaining 625,000 shares of preferred stock into 1,000,000 shares of common stock.  Accordingly, the Company does not have any preferred stock outstanding as of September 30, 2010.

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

During the quarter ended September 30, 2010, no stock options were granted. Options for 50,000 shares exercisable at $0.50 per share were exercised.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(b)	Stock options (continued)

The following table represents service based stock option activity during the nine months of 2010.

	September 30, 2010		December 31, 2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	2,790,000	$0.53	3,140,000	$0.57
Expired	-	-	(100,000)	$2.00
Exercised	(50,000)	$0.50	-	-
Forfeited	-	-	(250,000)	$0.50

Outstanding – end of period	2,740,000	$0.53	2,790,000	$0.53
Exercisable – end of period	2,740,000	$0.53	2,790,000	$0.53

As at September 30, 2010 and December 31, 2009, the following director and consultant stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2010	2009

January 31, 2011	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	300,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,740,000	2,790,000

The shares under option at September 30, 2010 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	2,575,000	$1,155,000	1.18
$1.00	165,000	-	2.73

$0.53	2,740,000	$1,155,000	1.27

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(c)	Stock-based compensation

During the nine months ended September 30, 2010, the total stock-based compensation for warrants recognized under the fair value method charged to management fees was $146,682.  This is a result of the issuance of 2,000,000 warrants to certain directors and officers (Note 3(d)).  The total stock-based compensation calculated was $1,301,800.  The remaining balance of $1,155,118 will be amortized through December 31, 2015. These warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 5.9 years, an expected volatility factor of 69.30% and a dividend yield of 0.00%.

In February 2010, the Company granted 720,000 shares of common stock at a fair value of $828,000 to management, employees and consultants.  The shares were granted under the 2010 Management Compensation Plan.  The shares were issued without registration under the Securities Act by reason of the exemptions from registration afforded by the provisions of Section 4(2) of the Securities Act and regulations promulgated by the SEC.  Each person acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificates. The remaining 18,000 shares of common stock, at a fair value of $14,400, were issued to market advisors of the Company during the three months ended September 30, 2010.

The total stock-based compensation recognized for shares issued, warrants granted and options granted for services was as follows:

	September 30,		December 31
	2010	2009	2009	2008

Consulting fees	$62,100	$77,130	$77,130	$-
Consulting fees - directors and officers	434,700	252,118	252,117	45,339
Investor relations	-	694,874	694,875	-
Management fees	436,482	-	-	-
Advertising and promotion	14,400	-	-	-
Office	41,400	-	-	-

	$989,082	$1,024,122	$1,024,122	$45,339

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	September 30, 2010		December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	10,587,385	$0.56	13,022,600	$0.54
Issued	2,000,000	$1.50	589,785	$0.63
Exercised	(2,193,040)	$0.60	(2,100,000)	$0.50
Expired	(3,654,560)	$0.60	(925,000)	$0.50

Outstanding - end of period	6,739,785	$0.81	10,587,385	$0.56

As at September 30, 2010, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	September 30, 2010	December 31, 2009

August 10, 2010	$0.60	-	5,847,600
April 1, 2011	$0.50	4,250,000	4,250,000
June 30, 2011	$0.75	150,000	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2013	$0.90	104,785	104,785
December 31, 2015	$1.50	2,000,000	-

		6,739,785	10,587,385

During the nine months ended September 30, 2010, 2,000,000 warrants were issued to two officers and directors of the Company as compensation as approved by the Board in January 2010.  These warrants are exercisable at $1.50 per share expiring December 31, 2015 (Note 3(c)). These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

(i)	If on or before June 30, 2011, the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days;

(ii)	If on or before December 31, 2012, the closing price of the common stock of the Company is at least $2.50 per share for five consecutive trading days; and

(iii)	If on or before December 31, 2015, the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices shall be subject to reasonable adjustment upon occurrence of certain conditions.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

3.           CAPITAL STOCK (continued)

(d)	Warrants (continued)

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instrument or embedded feature that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

As of September 30, 2010, the 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 1 year, an expected volatility factor of 53.19% and a dividend yield of 0.00%. The fair value of these warrants to purchase common stock decreased to $923,100 as of September 30, 2010. Accordingly, the Company recognized a $2,033,625 non-cash income from the change in fair value of these warrants for the nine-month period ended September 30, 2010.

4.	LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) for period	$270,423	$573,995	$(210,130)	$(3,404,489)

Net income (loss) available for distribution	$270,423	$573,995	$(210,130)	$(3,404,489)

Allocation of undistributed income (loss)
Preferred shares (0.00%, 2009 - 1.80%)	$-	$10,332	$-	$(61,281)
Common shares (100%, 2009 - 98.20%)	270,423	563,663	(210,130)	(3,343,208)

	$270,423	$573,995	$(210,130)	$(3,404,489)
Basic income (loss) per share amounts
Undistributed amounts
Income (loss) per preferred share	$0.00	$0.02	$(0.00)	$(0.10)
Income (loss) per common share	$0.01	$0.02	$(0.01)	$(0.10)

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

4.	LOSS PER SHARE (continued)

Weighted average number of shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	-	625,000	625,000	625,000
Common stock	37,885,782	34,472,520	37,257,392	34,472,520

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 2,740,000 in outstanding options and 6,739,785 warrants.

5.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying amounts of these instruments approximate their respective fair values because of the short maturities of those instruments.

The Company follows the accounting guidance, which is now part of ASC 820-10 (formerly Financial Accounting Standards Board Statement of Financial Accounting Standards No. 157), Fair Value Measurements (“SFAS 157”).  ASC 820 does not require any new fair value measurements; instead it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosure about fair value measurements.  The adoption of ASC 820 for the Company’s financial assets and liabilities did not have an impact on the Company’s financial position or operating results.  Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value.  Level inputs, as defined by ASC 820, are as follows:

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

The following table summarizes fair value measurement by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,275,603	$-	$-	$1,275,603
Receivables	$46,700	$-	$-	$46,700
Accounts payable and accrued liabilities	$12,890	$-	$-	$12,890
Other liabilities - warrants	$-	$923,100	$-	$923,100

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2010 and 2009
(Unaudited)
(US Funds)

6.	SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to September 30, 2010 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements, except as follows:

•
On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  The Company now has access to the Chinuka Process for the Cerro Blanco project.  La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license.  As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•
4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are to be released from escrow over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

•	The expenditure of $5,000,000 by the Company within five years of closing to advance development of the Chinuka Process towards commercialization;
•
A 2% gross royalty payment to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process, and to make advance minimum royalty payments to La Serena of $200,000 per year commencing five years after closing; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

•
On October 13, 2010, the Company announced the signing of its first Letter of Intent off-take agreement with a major pigment producer for the supply of standard grade rutile concentrate. The Letter of Intent, which at this stage is non-binding on the parties and subject to the successful completion of a bankable feasibility study, is covered by a non-disclosure agreement.

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

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by second quarter 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of November 10, 2010, our cash position was approximately $1,003,000. We currently do not have sufficient capital to complete this plan and we will require additional financing to do so.

On October 1, 2010 the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  The Company now has access to the Chinuka Process for the Cerro Blanco project.  La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license.  As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•
4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are to be released from escrow over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

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

The Chinuka Process was developed under the direction of Dr. Derek Fray, Professor and Director of Research, Materials Science and Metallurgy, University of Cambridge, UK.  Unlike the industry-standard, multi-step Kroll batch process which uses titanium pigment as a feed stock to produce titanium sponge metal, the Chinuka Process is essentially a one-step process and uses titanium ores and concentrates as a feed stock.  By replacing a multi-step process with a process in which refining and electro-deposition take place simultaneously and substituting ores and concentrates as a feed stock, the Chinuka Process holds forth potentially significant cost and production time saving over the Kroll process.

We anticipate the sublicensing of the Chinuka Process will create an opportunity to add value to the Cerro Blanco project, particularly with respect to the planned minus 53 micron titanium concentrate product.

On October 13, 2010 the Company announced that it has signed its first Letter of Intent off-take agreement with a major pigment producer for the supply of standard grade rutile concentrate.   The Letter of Intent, which at this stage is non-binding on the parties and subject to the successful completion of a bankable feasibility study, is covered by a non-disclosure agreement.

Results of Operations

We recorded an income for the three months ended September 30, 2010 of $270,423 or $0.01 per weighted average common share outstanding compared to an income of $573,995 ($0.02 per share) for the comparable interim period in 2009.  On a year to date basis, for the nine months ended September 30, 2010 the loss was $210,130 ($0.01 per share) compared to $3,404,489 ($0.10 per share) for the comparable period in 2009.

The income in the third quarter of both 2010 and 2009 is a direct result of the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009.  For the three months ended September 30, 2010 we recorded a fair value change (gain) of $808,775 (gain of $2,033,625 year to date).  The comparable effects in 2009 were a gain of $998,012 in the third quarter (loss of $903,450 year to date). See Note 3(d) for a more detailed discussion.

Excluding the above, and other items such as interest and foreign exchange, our loss from our operations was $544,493 for the third quarter of 2010 (Year to date: $2,229,203).  The results for the same period of 2009 were losses of $433,433 (2009 Year to date: $2,522,125).

Generally most expenses continue to be comparable this quarter to the comparable quarter of 2009 and on a year to date basis, except for the following material items:

•
During the third quarter of 2010, stock-based compensation of $55,005 (YTD: $146,682) was recognized as management fees expense (note 3(c).  This is a result of the issuance of 2,000,000 warrants to certain directors and officers (Note 3(d)).  The total stock-based compensation calculated was $1,301,800, and will be amortized until December 31, 2015.  During the same nine month period of 2009, $1,024,122 of stock based compensation was recognized, including $694,875 as investor relations expense, resulting from the extension of warrants held by the European institutional investor who exercised two million warrants during the quarter. There was no such charge in the second quarter of 2010.  In 2009 the Board of Directors approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation.  The pool consists of up to 1% of the outstanding shares at the end of each year.  During the first quarter or 2010 we issued 720,000 shares at a fair value of $828,000.  This expense was allocated to Consulting fees, Consulting fees – directors and officers, Management fees and office (see note 3(c) of the quarterly financial statements).  There was no such expense in the current quarter.

•
During the first quarter of 2010 we commenced a brokered offering of shares to raise up to $6 million. After discussions with our advisors during the second quarter, we elected to withdraw this offering based on market conditions.  As a result, during the second quarter we wrote off deferred offering costs of approximately $80,000 to Advertising ($3,000), Consulting ($30,000), Filing fees ($17,000) and Professional fees ($30,000).

•
Advertising and Promotion was $47,212 in the quarter (year to date $79,052), compared to $11,665 and $29,316 respectively for 2009.  This was a result of fees paid to a market advisor of $32,400 in cash and stock,  increased news releases and filings, and attendance at conferences

•
During the current quarter we incurred lower exploration expense of $110,007 (YTD: $246,091) (2009: $119,756 and $335,719), as our work was primarily restricted to planning for upcoming drilling and final feasibility activities.  Similarly we incurred Engineering Consulting fees of $nil (YTD: $nil) (2009: $128,319 and $200,674).  We anticipate that both of these expenses will increase significantly in the fourth quarter and subsequent quarters of the new year as we commence infill drilling and final feasibility.

Recent Accounting Pronouncements

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 (the “Codification”).  The Codification will be the single source of authoritative non-governmental US accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of GAAP contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement was effective for the Company’s September 30, 2009 financial statements for interim and annual periods.  All accounting references have been updated with Accounting Standard Codification (“ASC”) references.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2010, we signed a consulting agreement with DRC Partners, LLC, a New Jersey limited liability company.  We engaged the service provider on a non-exclusive basis to provide certain investor relations services for us.  Pursuant to the consulting agreement, we issued 18,000 shares as compensation for the services.  These shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Sections 4(2) and 4(5) thereof, and Rule 506 promulgated thereunder, as a transaction by an issuer not involving any public offering.  DRC Partners was an accredited investor at the time of the issuance.  It delivered appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the stock certificates.  DRC Partners did not enter into the consulting agreement with us as a result of or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting and had a preexisting relationship with persons representing our company at the time of the transaction.  Representatives of DRC Partners were afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the warrant issuance.  No underwriting discounts or commissions were paid in connection with the transaction.

In September 2006 we issued 350,000 options to purchase shares of our common stock on or before August 31, 2011.  As of September 22, 2010, one of these option holders, Charles E. Jenkins, our CFO and a director, exercised his options and purchased an aggregate of 50,000 shares of our common stock at $0.50 per share for total gross proceeds of $25,000.  The remaining 300,000 outstanding options are still outstanding and will expire August 31, 2011.  The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Regulation S.  Mr. Jenkins was a non-U.S. person at the time of the exercise.  The issuance of the shares was made in an offshore transaction and no directed selling efforts were made in the U.S. by us or anyone acting on our behalf.  No underwriting discounts or commissions were paid in connection with the issuance of the shares.

Item 6. Exhibits

The following exhibits are furnished with this report:

10.1	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: November 12, 2010	By	/s/ M. P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: November 12, 2010	By	/s/ C.E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)