Form 10-K
period 2010-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2011-03-29
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $24,495,459 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant.  Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 3, 2011, there were 51,516,635 shares of the registrant’s Common Stock outstanding.

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to White Mountain Titanium Corporation, a Nevada corporation, and its subsidiaries.  All amounts in this report are in U.S. Dollars, unless otherwise indicated.

PART I

ITEM 1.  BUSINESS

White Mountain Titanium Corporation is an exploration stage company, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  We were incorporated in the State of Nevada on April 24, 1998.  We have two wholly owned subsidiaries, namely Sociedad Contractual Minera White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions and conducts our principal operations, and White Mountain Titanium (Hong Kong), a Hong Kong company, which is inactive.  Our sole business plan is to explore for titanium deposits or reserves on our Cerro Blanco mining concessions.

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company (“La Serena”), for the sublicensing to our Chilean subsidiary of titanium metal technology developed by Chinuka Limited plc (“Chinuka”) and licensed to La Serena.  Under the terms of the sublicense, we have the right to use the technology in the process of electrolytic extraction of titanium concentrate or any alloys to produce sponge titanium metal as set forth in the patent applications filed by Chinuka.  We are obligated to make quarterly royalty payments from the gross receipts generated by the technology and we issued 4,000,000 shares of our common stock as an initial royalty.  The shares are to be held in escrow and are deliverable as follows:  1,000,000 immediately and 375,000 at the end of each of the next eight calendar quarters.  We are obligated over the next 5 years to make cumulative expenditure of $5,000,000 towards the development of the technology.  We must also make minimum royalty payments of $200,000 per year with the first of such years starting on and from the day after the 5th anniversary of the sublicense, and we must commence commercial production of product starting in the year beginning on the day after the 9th anniversary of the sublicense.  The sublicense will continue until it is terminated by one of the parties for breach of the agreement or insolvency.  The sublicense may also be terminated by La Serena if there is a change of control of Sociedad or our company, or if Sociedad disposes of all, or substantially all, of its business and/or assets.

In January 2011 we received our first report on lab scale test work of the technology developed by Chinuka, which test work is continuing at the University of Cambridge in the United Kingdom.  This testing includes the refining and electrolytic deposition of pure titanium from lower grade concentrate which as produced small quantities of sponge using ultra-fine concentrate feedstock form our Cerro Blanco project.  Current testing is focused on shifting to an investigation of adapting this new technology to produce titanium metal powder which would be a higher value product than sponge.  Testing will also focus on using lower grade concentrate as a feedstock for the Chinuka technology to develop an application for use in the production of titanium pigment.

Since October 2010 we have entered into three letters of intent for off-take agreements with pigment producers for the supply of standard grade rutile concentrate.  Each of these non-binding letters is conditioned upon our completion of the bankable feasibility study on our Cerro Blanco project.

During 2010 we continued to progress toward completion of a bankable feasibility study for our Cerro Blanco project.  We commenced and have completed over half of the projected 7,500 meter drill program.  Drilling, mineral analyses, core logging and preliminary geological modeling are expected to be completed by the end of April 2011.  We have also received our interim environmental report from Arcadis Geotecnica which incorporates data from the spring and summer baseline environmental monitoring field work as well as possible implications for flora, fauna and human habitation resident or adjacent to our project.  This interim report also includes a detailed list of all future permits which, under Chilean mining law, will be required prior to commencing development of the project.  We expect a final environmental report by the end of June 2011.  We have also commenced discussions with the surface rights holder to the Cerro Blanco project to establish a mutually acceptable access corridor to the mine site.  We anticipate completing the bankable feasibility study by December, 2011.

In December 2010 we completed a $3,500,000 non-public offering of units at $0.65 per unit, with each unit composed of one share of common stock and one-quarter warrant.  Each whole warrant entitles the holder to purchase an additional share of common stock at $0.65 per share. We realized net proceeds of approximately $3,186,947, after payment of selling commissions and non-accountable expenses totaling $306,000 and offering costs of $7,053.  We also issued 429,170 selling agent warrants in the offering.  The shares and warrants sold in the offering were not and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Also in 2010 we adopted a stockholder rights plan that provided all stockholder of record at the close of business on January 28, 2011, a distribution of rights to buy shares of a new series of preferred stock if a person or group acquires or announces a tender offer for 15% or more of our common stock.  On January 18, 2011, in connection with the adoption of the rights plan, we filed a Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock with the Secretary of State of Nevada, which authorized the creation of a series of 500,000 shares of Series B Junior Participating Preferred Stock.

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

The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2008
Industry	Percent
Paint and Coatings	59.2%
Plastics and Rubber	24.5%
Paper	10.1%
All Other*	6.2%
* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink
Source:  U.S. Geological Survey, 2008 Minerals Yearbook, “Titanium”, April 2010.  This and other U.S. Geological Survey publications referenced  in this Titanium Industry and Market Overview can be found online at http://minerals.usgs.gov/minerals/pubs/

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

Since 2004, an expanding world economy and industrial growth in China led to strong demand for titanium mineral concentrates, titanium metal and titanium dioxide (TiO2) pigment.  According to the U.S. Geological Survey and as set out in their 2008 Minerals Yearbook, “Titanium”, gross production of titanium mineral concentrates (ilmenite, rutile, and leucoxene) rose from 6.4 million tonnes in 2005 to an estimated 7.4 million tonnes in 2008.  During the same period, published prices for high grade rutile were quoted  at $500 - $725 per tonne f.o.b., depending on grade and whether the material was shipped in bulk or bagged.  By comparison, in a recent publication by the U.S. Geological Survey titled Mineral Industry Surveys, “Titanium in the Third Quarter 2010”, January 2011 published prices for high grade rutile were quoted at $530 - $800 per tonne f.o.b.

The following table sets forth the estimated world reserves of titanium minerals based upon global resources of titanium minerals.

World Reserves of Ilmenite and Rutile (‘000 tons TiO2)
Country	Ilmenite	Rutile
Australia	100,000	18,000
Canada	31,000	-
China	200,000	-
India	85,000	7,400
Norway	37,000	-
South Africa	63,000	8,300
Ukraine	5,900	2,500
US	2,000	-
All Other	96,100	5,800
Source:  U.S. Geological Survey, Mineral Commodity Summaries, “Titanium and Titanium Dioxide”, January 2011,

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

Figures in the U.S. Geological Survey’s 2008 Minerals Yearbook, “Titanium” show U.S. consumption of ilmenite and titaniferous slag by volume when taken together was approximately two times that of both natural and synthetic rutile.

Demand for Titanium Pigment

An assessment of historical data contained in the U.S. Geological Survey publication “Titanium Minerals Handbook, 1970 – 2007” shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons in 1970 to 3.9 million tons in 2000.  Demand declined to 3.7 million tons in 2001, rebounded to approximately 4.0 million tons in 2002 and steadily increased to approximately 4.9 million tons in 2007.  Since 2007, demand for titanium pigment has continued to grow together with installed capacity.  In their Mineral Commodity Summaries, “Titenium and Titanium Dioxide, January 2011” the U.S. Geological Survey estimate 2010 world titanium dioxide pigment capacity at 5.7 million tons.

Titanium Dioxide Prices

The U.S. Geological Survery Mineral Industry Surveys, “Titanium in the Third Quarter 2010, January 2011” published prices for bagged rutile mineral concentrates were quoted at $725 - $800 per tonne, up from $675- 725 quoted in the same period in 2008.  By comparison, published prices for ilmenite concentrates in the third quarter or 2010 ranged from $65 - $85 per tonne down from $84 - $137 per tonne quoted in the same period in 2008.

Price realizations for titanium feedstock suppliers are rising due to supply constraints and increasing demand for pigment and metal. In their Commodities Quarterly dated January 7, 2011, Credit Suisse comments, “A recent mineral conference left participants convinced prices were set to rise strongly, especially for titanium minerals. We have reviewed our pricing and while we maintain our long-term prices (sic of US$850), we no longer view these as the peak.” The report goes on to say, “We expect the price for bulk supply of natural rutile to rise by US$140 in 1Q,11 with US$50/t successive rises in the following quarters, so rutile will finish the year at US$850/t, up US$300/t from the US$550/t price cap. We forecast more modest increases in 2012 with the price peaking at US$950/t at the end of the year, before gradually easing in 2013.”

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

We have executed non-binding letters of intent with three prospective purchasers of our standard grade rutile concentrate.   These letters of intent, which at this stage are non-binding on the parties and subject to the successful completion of a bankable feasibility study, are covered by a non-disclosure agreement.

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

Titanium Metals Technology

On October 1, 2010 the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  The Company now has access to the Chinuka Process for the Cerro Blanco project.  La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license.  As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•
4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are to be released from escrow over 24 months with 500,000 shares released to each of Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

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

In the first quarterly progress report since licensing a new titanium metal technology in September, 2010, we were advised that lab scale test work continued at the University of Cambridge in the UK under the direction of Professor Derek Fray into the refining and electrolytic deposition of pure titanium from lower grade concentrate. Small quantities of sponge were successfully produced using Ultra-fine concentrate feedstock sourced from the Company’s  Cerro Blanco project in Chile.

The focus for the research has now shifted to an investigation of the possibility of adapting the new technology to produce titanium metal powder, a higher value product than sponge. Consideration will also be given to testing lower grade concentrate as a feedstock for the new metal technology; feedstock of a quality that would not normally find application for use in the production of titanium pigment, currently the major outlet for titanium concentrates. We are very encouraged by the results to date of the new metal technology. Should we continue to have success with this technology at a lab scale, we may consider building a pilot plant to scale up the test work.

Insurance

We maintain property and general liability insurance with coverage we believe is reasonably satisfactory to insure against potential covered events, subject to reasonable deductible amounts, through our exploration stage.

Employees

Aside from our President, Michael P. Kurtanjek, who works full time for our company, and our directors and executive officers that donate a portion of their time to our business, we currently have only one other full-time employee who works as our office manager in Santiago.  With the funds from this offering, we intend to hire an on-site full-time manager for the Cerro Blanco project.  We will also be dependent upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions.  In addition, we do not have any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences.  We do not have any existing contracts for these services or employees.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We have not received written comments from the staff of the Securities and Exchange Commission in regard to our periodic or current reports under the Exchange Act which comments remain unresolved.

ITEM 2.  PROPERTIES

Cerro Blanco Property

Through our Chilean subsidiary we hold mining concessions for 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares in Chile.  We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced.  We are conducting a drilling campaign and pre-feasibility work in preparation for a feasibility study to determine whether the concessions contain commercially viable ore reserves.  If we are successful in obtaining a feasibility study which supports commercially viable ore reserves, we intend to exploit the concessions and to produce titanium dioxide concentrate through conventional open pit mining and minerals processing.  Our business plan is to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
El Barquito
El Salado
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
Mantos Verde
Laco de Oro
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
COPIAPO
Punta del Cobre
Ojos del Salado
TIERRA AMARILLA
Cerro Blanco Project
La Candelaria
Los Loros
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held.  We have converted our existing exploration licenses into 33 exploitation licenses. The tax payment for March 2008 was approximately $55,000 based upon the status of the mining concessions and the currency exchange rate at that time.  The payment for March 2009 and 2010 was $55,000 and $78,400 at the prevailing exchange rate.  We estimate that the amount for 2011 will be $78,400.

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

Exploration History

In 1990-1991, the western half of the property, then referred to as Barranca Negra, was held under option by Adonos Resources of Toronto, Canada, who conducted extensive rock sampling, geological mapping and 450 meters of trenching.  In 1992 the property was optioned by Phelps Dodge, to which they applied the name Freirina.  In late 1992 and early 1993, 1,200 meters of diamond and 6,000 meters of reverse circulation drilling were completed, principally in the most westerly Cerro Blanco anomaly.  In 1993 two 15 ton bulk samples were taken for metallurgical testing.  A gravity concentrate was produced from a 15 ton sample of this material by Lakefield Research in Santiago.  Fifty kilos of this concentrate were shipped to Carpco Inc. in Florida for further gravity circuit up-grading followed by dry-milling using magnetic and electrostatic separation techniques.

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

Exploration Results and Plans

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

Element		Assays
		+75 Micron Fraction	-75 Micron Fraction

Titanium	TiO2%	96.8	97.3
Iron	Fe2O3%	0.70	0.86
Silica	SiO2%	0.95	0.80
Alumina	Al2O3%	0.11	0.08
Magnesia	MgO %	<0.01	<0.01
Calcium	CaO %	0.06	0.17
Sodium	Na2O %	0.07	0.03
Potassium	K2O %	0.02	0.02
Phosphorus	P2O5%	<0.01	<0.01
Manganese	MnO %	<0.01	0.01
Chromium	Cr2O3%	0.39	0.42
Vanadium	V2O5%	0.23	0.26
LOI	%	0.17	0.18

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

On July 7, 2010 we reported that road building and drill pad construction had been completed at the Las Carolinas prospect in readiness for a 7,500 meter diamond drilling program. The objective of the drilling program was to upgrade sufficient of the current resource to a measured and indicated classification to support a 5 - 6 million tonne per year mining operation for 20 years.

On September 27, 2010 we announced that preparations had commenced for the start of the final engineering feasibility study (“Final Feasibility”) at the Cerro Blanco titanium project, previous project milestones relating to geology, geologic resources, metallurgy, pilot plant test work resulting in production of commercial grade titanium dioxide concentrates and a preliminary economic assessment have been achieved.

The remaining milestones to be achieved to take the project to Final Feasibility include in-fill and step out drilling at the Las Carolinas prospect; processing test work to enhance the product specifications for a planned sodium feldspar concentrate; an environmental impact study; a definitive engineering and economic assessment of the proposed mine and associated titanium / feldspar processing plant; operating permits, process water and surface access rights.

Work on the first of these, the drilling milestone, is underway. At the Las Carolinas prospect the Company’s geological staff has completed access roads to 50 new drill pads. The drilling at Las Carolinas will total approximately 7,500 meters, comprised of 50 diamond drill holes. This drilling, typically to an average depth of 150 metres, is designed to reclassify more of the established geologic resources to the measured and indicated categories with the objective of having sufficient ore to sustain a mining operation for 20 years. This drill work is scheduled to be completed by April 2011 and the results will be incorporated into final pit design(s) and mine scheduling.

Arcadis Geotecnica, White Mountain’s environmental consultant, has been contracted to complete a baseline monitoring update over approximately half of the project’s land area in preparation for the commissioning of a full Environmental Impact Study (EIS). Arcadis’ field personnel will be updating work that was carried out in 2006. They will consider the environmental impact of the proposed mining operation on indigenous flora and fauna and local communities. In addition and as part of their mandate, Arcadis will work with Company personnel to plan and implement the necessary project permitting process, including legal requirements for final site remediation.

The Company has commenced discussions with the surface rights holder to the Cerro Blanco project to establish a mutually acceptable access corridor to the mine site. In addition to road traffic, it is envisaged that this corridor would also be used to bring line power and process water to site.

On December 21, we announced that we had signed a contract with SGS Lakefield (“SGS”) to conduct a further process development program for the recovery of high purity sodium feldspar concentrate from the Cerro Blanco Project. The objective of this program is to refine and optimize the sodium feldspar process flowsheet and to enhance overall concentrate specifications. Working on a feedstock derived from the tailings stream of earlier rutile pilot plant testwork, SGS will examine the selective use of flotation activators and collectors and the effect of varying process conditions on the recovery of a high purity, sodium feldspar concentrate to a specification suitable for use in glass and ceramics applications. From a metallurgical perspective, findings from this process development program will add to the considerable body of Project information that already exists concerning the recovery of co-product feldspar. From a commercial point of view, samples of the resultant concentrate will be made available to several international industrial mineral companies who have expressed a possible interest in purchasing sodium feldspar concentrate produced from the Project.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  We believe a feasibility study could be completed by December, 2011.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $2.76 million, including general and administrative and marketing expenses.

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

	Quarter	High	Low
FISCAL YEAR ENDED	First	$1.37	$0.83
DECEMBER 31, 2009	Second	$1.06	$0.35
	Third	$0.95	$0.75
	Fourth	$0.93	$0.90

FISCAL YEAR ENDED
DECEMBER 31, 2010	First	$1.34	$0.94
	Second	$1.00	$0.80
	Third	$0.94	$0.55
	Fourth	$0.97	$0.70

Holders

At March 3, 2011, we had approximately 115 record holders of our common stock.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.  We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Shareholder’s Rights Plan

On January 18, 2011, we entered into a Rights Agreement (the “Rights Agreement”), dated January 18, 2011, between us, our transfer agent, Interwest Transfer Company, Inc., as Rights Agent (the “Rights Agent”). In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock, payable to stockholders of record on January 28, 2011.  Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of one share of Series B Junior Participating Preferred Stock (“Preferred Stock”) at a price of $4.00 per one one-thousandth share (the “Purchase Price”), subject to adjustment.

Initially, the Rights will be attached to all certificates representing shares of our common stock then outstanding, and no separate certificates evidencing the Rights will be distributed. The Rights will separate from our common stock and a distribution of Rights Certificates (as defined below) will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (the “Stock Acquisition Date”) or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 15% or more of the outstanding shares of our common stock (the earlier of such dates being called the “Distribution Date”).

Until the Distribution Date, (i) the Rights will be evidenced by our common stock certificates, and will be transferred with and only with the common stock certificates, (ii) new stock certificates issued after January 28, 2011, upon transfer or new issuance of our common stock will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for shares of our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

The Rights are not exercisable until the Distribution Date and will expire at the close of business on January 18, 2021, unless such date is extended, the Rights Agreement is terminated, or the Rights are earlier redeemed or exchanged by us as described below.  The Rights will not be exercisable by a holder in any jurisdiction where the requisite qualification to the issuance to such holder, or the exercise by such holder, of the Rights has not been obtained or is not obtainable.

As soon as practicable following the Distribution Date, separate certificates evidencing the Rights (“Rights Certificates”) will be mailed to holders of record of our common stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will evidence the Rights.  Except as otherwise determined by the Board of Directors, only shares of our common stock issued prior to the Distribution Date will be issued with Rights.

In the event that a person becomes the beneficial owner of 15% or more of the then outstanding shares of our common stock, except pursuant to an offer for all outstanding shares of our common stock which the Board of Directors determines to be fair to and otherwise in the best interests of our company and its stockholders (a “Qualifying Offer”), each holder of a Right will, after the end of a redemption period referred to below, have the right to exercise the Right by purchasing, for an amount equal to the purchase price, common stock (or, in certain circumstances, cash, property or other securities of our company) having a value equal to two times such amount, provided that the per share value of the common shares shall not be less than the applicable exercise price of warrants issued pursuant to the Securities Purchase Agreement dated July 7, 2005, as amended, with Rubicon Master Fund, which exercise price is currently $0.50 per share.  Notwithstanding any of the foregoing, following the occurrence of the events set forth in this paragraph, all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person will be null and void.  However, Rights are not exercisable following the occurrence of the events set forth above until such time as the Rights are no longer redeemable by us as described below.

For example, at a Purchase Price of $4.00 per Right, each Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase $8.00 worth of our common stock (or other consideration, as noted above) for $4.00.  Assuming that our common stock had a per share value of $2.00 at such time, the holder of each valid Right would be entitled to purchase four shares of our common stock for $4.00.

In the event that at any time following the Stock Acquisition Date, (i) we are acquired in a merger or other business combination transaction (other than a merger that follows a Qualifying Offer), or (ii) 50% or more of our assets or earning power is sold or transferred, each holder of a Right (except Rights which previously have been voided as described above) shall, after the expiration of the redemption period referred to below, have the right to receive, upon exercise, common stock of the acquiring company having a value equal to two times the Purchase Price of the Right (e.g., common stock of the acquiring company having a value of $8.00 for the $4.00 Purchase Price).

At any time after a person or group of affiliated or associated persons becomes an Acquiring Person and prior to the acquisition by such person of 50% or more of the outstanding shares of our common stock, the Board of Directors may exchange the Rights (other than Rights owned by such person or group which have become void), in whole or in part, at an exchange ratio of one share of our common stock (or, in certain circumstances, other equity securities of our company that are deemed by the Board of Directors to have the same value as shares of our common stock) per Right (subject to adjustment).

The Purchase Price payable, and the number of one one-thousandths of a share of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution under certain circumstances.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price.  No fractional shares will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Preferred Stock) and in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

In general, the Board of Directors may redeem the Rights in whole, but not in part, at any time during the period commencing on January 18, 2011, and ending on the tenth business day following the Stock Acquisition Date (the “Redemption Period”) at a price of $0.001 per Right (payable in cash, common stock or other consideration deemed appropriate by the Board of Directors).  Under certain circumstances set forth in the Rights Agreement, the decision to redeem the Rights will require the concurrence of a two-thirds majority of the Board of Directors.  After the Redemption Period has expired, our right of redemption may be reinstated if an Acquiring Person reduces his beneficial ownership to 10% or less of the outstanding shares of our common stock in a transaction or series of transactions not involving us and there are no other Acquiring Persons.  Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $0.001 redemption price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of our company, including, without limitation, the right to vote or to receive dividends.  While the distribution of the Rights will not be subject to federal taxation to stockholders or to us, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for common stock (or other consideration) of our company or for common stock of the acquiring company as set forth above.

We currently have outstanding warrants to purchase up to 4,250,000 shares at a current exercise price of $0.50 per share.  These warrants are held by Rubicon Master Fund pursuant to the Securities Purchase Agreement dated July 7, 2005, as amended.  Pursuant to the terms of this warrant, the warrant holder will be entitled to the same rights as a shareholder under the Rights Agreement as if the warrant were exercised.

Except with respect to the Redemption Price of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors prior to the Distribution Date.  After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board of Directors in order to cure any ambiguity, defect or inconsistency or to make changes which do not adversely affect the interests of holders of Rights (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided however, no amendment to adjust the time period governing redemption may be made at such time as the Rights are not redeemable.

A total of 500,000 shares of Preferred Stock are reserved for issuance upon exercise of the Rights.

The Rights have certain anti-takeover effects.  The Rights will cause substantial dilution to a person or group that attempts to acquire our company without conditioning the offer on a substantial number of Rights being acquired, or in a manner or on terms not approved by the Board of Directors.  The Rights, however, should not deter any prospective offeror willing to negotiate in good faith with the Board of Directors, nor should the Rights interfere with any merger or other business combination approved by the Board of Directors.

At least once every three years the Audit Committee of the Board of Directors or a committee of directors comprised of directors who are independent of management and free from any relationship that, in the opinion of the Board of Directors would interfere with their exercise of independent judgment, shall review and evaluate the Rights Agreement in order to consider whether the maintenance of the Rights Agreement continues to be in our interests and our stockholders.  Following each such review, the committee will communicate its conclusions to the full Board of Directors, including any recommendation in light thereof as to whether the Rights Agreement should be modified or the Rights should be redeemed.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recorded a loss for the year ended December 31, 2010 of $2,246,280 ($0.06 per weighted average common share outstanding) compared to a loss of $6,480,005 (restated - $0.19 per weighted average common share outstanding) for 2009.

The loss in the both 2010 and 2009 is increased as a direct result of the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009.  For the year ended December 31, 2010 we recorded a fair value change (gain) of $949,875 on warrants and $380,000 on preferred shares.  The comparable effects in 2009 were a loss of $2,071,350 on warrants and $620,000 on preferred shares.

Excluding the above, and other items such as interest and foreign exchange, our loss from our operations was $3,565,136 for the year ended December 31, 2010.  The results for the same period of 2009 was a loss of $3,756,832.

A significant difference in 2010 compared to 2009 was the level of exploration expenditures as the activities of the Company were moved back to the field from the pilot plant program.  Exploration expense was $811,649 (2009 - $377,891), while engineering consulting expense was $42,799 (2009: $639,185).

Advertising and Promotion was $91,583 (2009 - $45,702) as we actively worked to promote the company in adverse markets;

Consulting fees were $206,505 (2009: $106,814) as we expanded the use of consultants

Consulting fees – directors and officers was $856,020 (2009: $1,182,776) as a result of lower stock based compensation recognized for previously issued options which vested during the year.

Management fees of $620,689 (2009 – $139,200) reflects stock based compensation expense increases.

Investor relations expense of $335 (2009 - $696,191) reflects the stock based compensation expense recorded with respect to the revaluation of the warrants in second quarter of 2009.

Generally most other expenses were comparable or lower this year due to changes in operations and cost constraints applied earlier in the year.  Office and rent related expenses rose as a result recognizing a full year of expenses in our new offices in Santiago.

Liquidity and Cash Flow

As of December 31, 2010 we had working capital of $3,384,696 (2009 - $1,263,449) including $3,766,959 (2009 -$1,343,994) of cash and cash equivalents.  As of March 15, 2009, our cash position was approximately $2.6 million.

During the year ended December 31, 2010, the Company completed an offering of 5,384,624 shares at a price of $0.65 per unit for total gross proceeds of $3,500,000.  Share issuance costs for the private placement consisted of cash payments of $313,053 and issuance of 429,170 warrants at an exercise price of $0.65, to give net proceeds of $3,186,947.

During the year ended December 31, 2009, the Company completed an offering of 1,496,930 shares at a price of $0.65 per unit for total gross proceeds of $973,005.  Share issuance costs for the private placement consisted of cash payments of $72,314 and issuance of 104,785 warrants at an exercise price of $0.90, to give net proceeds of $900,691

We have prepared a 2011 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies.  We anticipate that expenditures, net of interest income will be such that we have sufficient funds for up to two years of operations, excluding 2009 drilling expenditures.   The diversion of funds from general purposes to engineering and marketing will, however, reduce the period during which we can cover expenditures.

We anticipate 2011 expenditures on the engineering and marketing plans to be as follows:

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

The July 2005 funding agreement with Rubicon contained certain anti-dilution provisions, such that any subsequent funds raised below $0.80 per share may trigger provisions which require the issuance of additional shares or re-pricing of warrants held by Rubicon.  This may influence our decision as to the suitability of any future financing.  In 2007 we commenced an offering of securities at $0.50 which triggered a reduction in the warrant exercise price to $0.50 per share and increased the number of shares issuable upon exercise of the outstanding preferred shares by a factor of 1.6.

Off-Balance Sheet Arrangements

During the year ended December 31, 2010, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

We account for financial instruments or embedded features in accordance with Accounting Standards Codification Topic 815 - Derivatives and Hedging (ASC 815), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  ASC 815 requires the warrants to purchase 6,875,000 shares of the Company’s common stock to be given the derivative treatment. The warrants had an exercise price of $0.50 per warrant and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011.  As of December 31, 2009, the 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.08%, expected life of 1.25 years, an expected volatility factor of 84.10% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock increased to $2,956,725 as of December 31, 2009. As such, the Company recognized a $2,071,350 non-cash charge from the change in fair value of these warrants for the year ended December 31, 2009.  As of December 31, 2010 the fair value was estimated to be  $2,006,850, resulting in a gain of $949,875 for the year ended December 31, 2010.

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
December 31, 2010, 2009 and 2008
(US Funds)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation (An Exploration Stage Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for each of the years in the three-year period ended December 31, 2010, and the cumulative period from inception (November 13, 2001) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, and the cumulative period from inception (November 13, 2001) through December 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

As discussed in Note 13 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of Accounting Standards Codification 815 and restated the 2009 consolidated financial statements accordingly.

/s/ “Smythe Ratcliffe LLP”

Chartered Accountants

Vancouver, Canada
March 17, 2011

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	December 31,
	2010	2009
		(Restated – Note 13)
Assets
Current
Cash and cash equivalents	$3,766,959	$1,343,994
Prepaid expenses	64,209	57,546
Receivables (Note 11)	47,342	50,443
Total Current Assets	3,878,510	1,451,983
Property and Equipment (Note 5)	56,383	73,927
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	2,722,222	-

Total Assets	$7,309,065	$2,177,860

Liabilities
Current
Accounts payable and accrued liabilities	$493,814	$188,534
Other liabilities – warrants (Note 8(d))	2,006,850	-
Total Current Liabilities	2,500,664	188,534
Other Liabilities – warrants (Note 8(d))	-	2,956,725
Preferred stock (Note 8(a))	-	1,120,000

Total Liabilities	2,500,664	4,265,259

Subsequent Events (Note 14)

Stockholders’ Equity (Deficit)
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(a))
20,000,000 Shares authorized
Nil (2009 – 625,000) shares issued and outstanding	-	-

Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(b))
100,000,000 Shares authorized
49,766,636 (2009 – 36,400,972) shares issued and outstanding	30,834,680	21,660,100
Subscription Receivable (Note 8(b))	(32,500)	-
Deficit Accumulated During the Exploration Stage	(25,993,779)	(23,747,499)

Total Stockholders’ Equity (Deficit)	4,808,401	(2,087,399)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,309,065	$2,177,860

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)

				Cumulative Period
				from Inception
				(November 13,
				2001) through
	Years Ended December 31,			December 31,
	2010	2009	2008	2010
		(Restated – Note 13)
Expenses
Advertising and promotion (Note 8(e))	$91,583	$45,702	$38,168	$318,247
Bank charges and interest	10,808	4,765	5,697	38,376
Consulting fees (Note 8(e))	206,505	106,814	119,194	2,188,290
Consulting fees – directors and officers (Notes 8(e) and 11)	856,020	1,182,776	354,139	4,915,839
Engineering consulting	42,799	639,185	55,651	737,635
Exploration (Note 6)	811,649	377,891	1,525,060	5,332,173
Filing fees	22,445	5,010	2,570	75,322
Insurance	51,940	53,757	64,452	298,162
Investor relations, net (Note 8(e))	335	696,191	4,809	770,324
Licenses, taxes and filing fees	-	18,595	81,987	379,947
Management fees (Notes 8(e) and 11)	620,689	139,200	139,200	2,156,279
Office (Note 8(e))	121,176	37,047	40,861	307,711
Professional fees	216,830	173,685	246,212	1,761,744
Rent (Note 11)	76,666	73,091	102,258	467,763
Research and development (Note 7)	166,802	-	-	166,802
Telephone	18,021	15,707	22,573	107,827
Transfer agent fees	6,048	3,295	2,354	20,566
Travel and vehicle	137,926	138,596	181,544	1,141,555
Amortization	106,894	45,525	39,766	247,999

Loss Before Other Items	(3,565,136)	(3,756,832)	(3,026,495)	(21,432,561)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	-	(7,465)	(11,711)	(19,176)
Adjustment to Market for Marketable
Securities	-	-	-	(67,922)
Foreign Exchange	(12,267)	(26,126)	(175,759)	(235,367)
Interest Income	1,248	1,768	38,057	348,391
Dividend Income	-	-	-	4,597
Change in Fair Value of Warrants (Note 8(d))	949,875	(2,071,350)	-	(2,205,849)
Change in Fair Value of Preferred Stock (Note 8(a))	380,000	(620,000)		(240,000)
Financing Agreement Penalty	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(2,246,280)	(6,480,005)	(3,175,908)	(24,090,670)
Preferred stock dividends	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(2,246,280)	$(6,480,005)	$(3,175,908)	$(25,628,170)

Basic and Diluted Loss Per Common Share (Note 9)	$(0.06)	$(0.19)	$(0.10)
Weighted Average Number of Shares of
Common Stock Outstanding	39,078,846	34,065,064	29,905,878

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)

				Cumulative Period
				from Inception
				(November 13,
				2001) through
	Years Ended December 31,			December 31,
	2010	2009	2008	2010
		(Restated – Note 13)
Operating Activities
Net loss for year	$(2,246,280)	$(6,480,005)	$(3,175,908)	$(24,090,670)
Items not involving cash
Amortization	106,894	45,525	39,766	247,999
Stock-based compensation	120,409	1,024,122	45,339	3,308,620
Loss on sale of assets	-	7,465	11,711	19,176
Common stock issued for services	986,400	560,000	-	3,504,030
Change in value of warrants	(949,875)	2,071,350	-	2,205,849
Change in value of preferred stock	(380,000)	620,000		240,000
Financing agreement penalty	-	-	-	330,000
Adjustment to market on marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash resource property expenditures	-	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(5,581)	(1,688)	(2,843)	(73,510)
Receivables	5,492	(29,906)	24,307	(40,060)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	224,668	167,523	(33,620)	427,968

Cash Used in Operating Activities	(2,137,873)	(2,015,614)	(3,091,248)	(13,320,598)

Investing Activities
Addition to property and equipment	(9,503)	(40,898)	(79,030)	(232,000)
Addition to mineral property	-	-	-	(651,950)

Cash Used in Investing Activities	(9,503)	(40,898)	(79,030)	(883,950)

Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	4,559,191	1,946,031	1,967,086	12,850,171
Stock subscriptions received	-	-	-	120,000
Stock subscriptions receivable	-	-	-	111,000
Working capital acquired on acquisition	-	-	-	171

Cash Provided by Financing Activities	4,559,191	1,946,031	1,967,086	17,981,342

Foreign Exchange Effect on Cash	11,150	(20,985)	-	(9,835)

Inflow (Outflow) of Cash and Cash Equivalents	2,422,965	(131,466)	(1,203,192)	3,766,959
Cash and Cash Equivalents, Beginning of Period	1,343,994	1,475,460	2,678,652	-

Cash and Cash Equivalents, End of Period	$3,766,959	$1,343,994	$1,475,460	$3,766,959

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$-	$830,000
Share issue costs included in accounts payable	$63,920	$-	$-	$63,920
Common shares issued to acquire technology rights	$2,800,000	$-	$-	$2,800,000
Common shares issued for preferred stock	$740,000	$-	$-	$740,000
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042
Shares issued for cash
Private placement	459,000	459,000	6,250,000	5,000,000	-	(120,000)	-	5,339,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208
Shares issued for financial agreement penalty	440,000	330,000	-	-	-	-	-	330,000
Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Shares issued for cash
Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$-	$(13,007,211)	$3,411,311

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Accumulated Deficit	Total Stockholders’ Equity

Balance, December 31, 2007	29,189,133	$15,918,522	625,000	$500,000	$-	$(13,007,211)	$3,411,311
Shares issued for cash					-
Private placement	2,814,909	1,967,086	-	-	-	-	1,967,086
Stock-based compensation	-	45,339	-	-		-	45,339
Net loss for the year	-	-	-	-		(3,175,908)	(3,175,908)

Balance, December 31, 2008	32,004,042	17,930,947	625,000	500,000	-	(16,183,119)	2,247,828
Warrants exercised	2,100,000	1,045,340	-	-	-	-	1,045,340
Shares issued for cash					-
Private placement (Note 8(b))	1,496,930	900,691	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-		-	199,000
Shares issued for services (Note 8(b))	800,000	560,000	-	-	-	-	560,000
Cumulative effect of change in accounting principle (Note 8(d))	-	-	-	-	-	(1,084,375)	(1,084,375)
Correction of error (Note 13)	-	-	-	(500,000)	-	-	(500,000)
Stock-based compensation (Note 8(e))	-	1,024,122	-	-	-	-	1,024,122
Net loss for the year (Note 13)	-	-	-	-	-	(6,480,005)	(6,480,005)

Balance, December 31, 2009 (Restated – Note 13)	36,400,972	21,660,100	625,000	-	-	(23,747,499)	(2,087,399)
Warrants exercised (Note 8(b))	2,193,040	1,315,824	-	-	-	-	1,315,824
Stock options exercised (Note 8(b))	50,000	25,000	-	-	-	-	25,000
Shares issued for cash
Private placement (Note 8(b))	5,384,624	3,186,947	-	-	-	-	3,186,947
Subscription receivable (Note 8(b))	-	-	-	-	(32,500)	-	(32,500)
Shares issued for services (Note 8(b))	738,000	986,400	-	-	-	-	986,400
Shares issued for technology (Note 7)	4,000,000	2,800,000	-	-	-	-	2,800,000
Shares issued for conversion of preferred stock (Note 8(b))	1,000,000	740,000	(625,000)	-	-	-	740,000
Stock-based compensation (Note 8(e))	-	120,409	-	-	-	-	120,409
Net loss for the year	-	-	-	-	-	(2,246,280)	(2,246,280)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$(25,993,779)	$4,808,401

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.  The Company is considered an exploration stage company as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

These consolidated financial statements are prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”).

2.	GOING CONCERN

These consolidated financial statements have been prepared by management on the basis of GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company has an accumulated deficit of $25,993,779 (2009 - $23,747,499), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco Property.

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

These financial statements include the accounts of the Company and its wholly-owned subsidiaries Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation.  All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Amortization

Amortization for property and equipment is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture and equipment	- 5 years
Computer equipment and software	- 5 years
Field equipment	- 5 years

Technology rights are amortized on a straight-line basis over their estimated useful life of nine years, which is the expected development stage of the technology.

(d)	Exploration expenditures

The Company is in the exploration stage of developing its mineral properties and has not yet determined whether these properties contain ore reserves that are economically recoverable.

Exploration costs incurred in locating areas of potential mineralization are expensed as incurred.  Mineral property acquisition costs are capitalized.  Commercial feasibility is established in compliance with the Securities and Exchange Commission (“SEC”) Industry Guide 7, which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.  After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized.  In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labor and equipment, and whether necessary mining and environmental permits can be obtained.

Mining projects and properties are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  If the estimated future cash flows expected to result from the use of the mining project or property and its eventual disposition are less than the carrying amount of the mining project or property, impairment is recognized based upon the estimated fair value of the mining project or property.  Fair value is generally based on the present value of the estimated future net cash flows for each mining project or property, calculated using estimated mineable reserves and mineral resources based on engineering reports, projected rates of production over the estimated life of the mine, recovery rates, capital requirements, remediation costs and future prices considering the Company’s hedging and marketing plans.

(e)	Research and Development

The Company expenses all research and development costs, related to technology rights, as incurred.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Asset retirement obligations (“ARO”)

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

(g)	Long-lived assets

Long-lived assets, including mineral properties and intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives are amortized on a straight line basis over their respective estimated useful lives.

(h)	Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using tax rates expected to be in effect when the temporary differences are likely to be realized. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides for uncertain tax provisions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  This assessment is based on only the technical merits of the tax position.  If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established.  A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize the financial statements.  The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with ASC 718-10, Share-Based Payment. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses a Monte Carlo probability calculator for calculating the probabilities relating to the exercisability and vestability of their share-based payments.

(j)	Loss per share

The Company accounts for loss per share in accordance with ASC 260-10, Earnings Per Share, which requires the Company to present basic and diluted earnings per share.  The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the period presented (see Note 8).  The Company uses the two-class method to calculate loss per share for common stock as well as preferred stock at their conversion equivalent to common stock.

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

(k)	Financial instruments

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

(l)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiaries is the US dollar.  The Company’s Chilean operations are re-measured into US dollars as follows:

•	Monetary assets and liabilities, at year-end rates;
•	All other assets and liabilities, at historical rates; and
•	Revenue and expense items, at the exchange rate in effect on the date of the transaction.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Use of estimates

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

Significant areas requiring the use of estimates relate to the rates for amortization of property and equipment and technology rights, useful life of technology rights, determining the variables used in calculating the fair value of stock-based compensation expense and other liabilities - warrants, recoverability of intangible assets and mineral properties, accrued liabilities, determination of valuation allowance for future income tax assets and determining AROs.

(n)	Recently adopted accounting pronouncements

(i)
In June 2009, new accounting requirements became effective, which amend previous guidance regarding the consolidation of VIEs in the determination of whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. The new guidance requires a company to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. These new requirements were effective for fiscal years beginning after November 15, 2009. The Company adopted the new requirements on January 1, 2010. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

(ii)
In January 2010, the FASB issued an update to the Fair Value topic.  This update requires new disclosures for (1) transfers in and out of levels 1 and 2; and (2) activity in level 3, by requiring the reconciliation to present separate information about purchases, sales, issuance and settlements.  Also, this update clarifies the disclosures related to the fair value of each class of assets and liabilities, and the input and valuation techniques for both recurring and non-recurring fair value measurements in levels 2 and 3.  The effective date for the disclosures and clarifications is for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements, which is effective for fiscal years beginning after December 15, 2010.  The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

(iii)
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-01, Equity (Topic  505): Accounting  for  Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recently adopted accounting pronouncements (Continued)

(iv)
In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic  810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic  810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the  beginning of the first interim or annual reporting  period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

(v)
In February 2010, the FASB issued ASC No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for fiscal 2010 periods.  The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

(vi)
In April 2010, ASU No. 2010-13 was issued, which clarified the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

(vii)
In April 2010, the FASB issued ASU 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recently adopted accounting pronouncements (Continued)

(viii)
In July 2010, new accounting guidance regarding specific disclosures was issued that will be required for the allowance for credit losses and all finance receivables. Finance receivables include loans, lease receivables and other arrangements with a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset on an entity’s statement of financial position. The amendment requires companies to provide disaggregated levels of disclosure by portfolio segment and class to enable users of the consolidated financial statements to understand the nature of credit risk, how the risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The required disclosures under this amendment as of the end of a reporting period are effective for the Company’s December 31, 2010 reporting period and disclosures regarding activities during a reporting period. The Company’s adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash and cash equivalents – as held-for-trading
Receivables – as loans and receivables
Accounts payable and accrued liabilities – as other financial liabilities
Other liabilities – warrants and preferred stock – as other financial liabilities

(a)	Fair value

The carrying amounts of cash and cash equivalents, due from related party, and accounts payable and accrued liabilities approximate their respective fair values because of the short-term maturities of those instruments.

The three levels of the fair value hierarchy are described below:

(i)	Level 1 -	quoted prices (unadjusted) in active markets for identical assets or liabilities;
(ii)	Level 2 -	inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
(iii)	Level 3 -	inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The following table summarizes fair value measurement by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Preferred stock	$-	$-	$-	$-
Other liabilities - warrants	$-	$2,006,850	$-	$2,006,850

The following table summarizes fair value measurement by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Preferred stock	$1,120,000	$-	$-	$1,120,000
Other liabilities - warrants	$-	$2,956,725	$-	$2,956,725

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high-credit quality Canadian financial institution and by maintaining its cash with high-credit quality Canadian and Chilean financial institutions. The receivables consist of Harmonized Sales Tax due from the Government of Canada and expenditure advances to a director.

	2010	2009

Cash	$966,121	$92,854
GICs	2,800,838	1,251,140

	$3,766,959	$1,343,994

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at December 31, 2010 totalled $3,766,959 (2009 - $1,343,994). At December 31, 2010, the Company had accounts payable and accrued liabilities of $493,814 (2009 - $188,534), all of which are due in the first fiscal quarter of 2011.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices.  Market risk comprises two types of risk: interest rate risk and foreign currency risk.

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(d)	Market risk (Continued)

(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs.  Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2010.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”). The Company has net assets of $9,000 (2009 – net liabilities of $79,000) denominated in CAD and net liabilities of $279,000 (2009 – net assets of $7,000) in CLP. For the year ended December 31, 2010, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 8% will not have a material effect on the Company’s business, financial condition and results of operations and a change in the absolute rate of exchange in CLP by 17% will increase or decrease net loss by $46,000. For the year ended December 31, 2009, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD 23% will increase or decrease net loss by $18,000 and a change in the absolute rate of exchange in CLP by 29% will not have a material effect on the Company’s business, financial condition and results of operations. The Company has not entered into any foreign currency contracts to mitigate this risk.

5.	PROPERTY AND EQUIPMENT

	2010
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	45,080	$9,073
Office furniture	18,268	5,689	12,579
Office equipment	11,903	6,168	5,735
Computer equipment	8,197	6,842	1,355
Computer software	1,541	933	608
Field equipment	70,287	43,254	27,033

	$164,349	107,966	$56,383

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

5.	PROPERTY AND EQUIPMENT (Continued)

	2009
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	38,031	$16,122
Office furniture	17,712	3,189	14,523
Office equipment	10,828	4,139	6,689
Computer equipment	8,197	5,192	3,005
Computer software	1,142	664	478
Field equipment	62,814	29,704	33,110

	$154,846	80,919	$73,927

6.	MINERAL PROPERTIES

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

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequent, ambiguous conveyance history characteristic of mineral properties.  The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing. At present, the Company has determined that it has no material AROs.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

6.	MINERAL PROPERTIES (Continued)

Exploration expenditures incurred by the Company during the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Assaying	$4,528	$89,857	107,052
Concession fees	85,441	40,397	47,014
Drilling	254,959	-	604,009
Environmental	58,113	-	-
Equipment rental	112,309	23,327	152,792
Geological consulting fees	137,158	147,136	312,988
Maps and miscellaneous	-	21,752	130,879
Site costs	140,182	28,290	153,398
Transportation	18,959	27,132	16,928

Exploration expenditures for year	$811,649	$377,891	1,525,060

7.	TECHNOLOGY RIGHTS

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

Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock is to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  During the year ended December 31, 2010, 2,625,000 shares were in escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares. La Serena may cancel the agreement if any of the following conditions are not met;

•	Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization;
•
2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process.  The gross royalty payments following five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year;  and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000 (Note 8(b)).

Amortization of technology rights included in amortization expense is $77,778 (2009 - $nil).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

7.	TECHNOLOGY RIGHTS (Continued)

During the year ended 2010, the Company spent $166,802 towards advancing the technology that was expensed as research and development expenses.

	2010
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	77,778	$2,722,222

2009
	Cost	Accumulated Amortization	Net

Technology rights	$-	-	$-

8.	CAPITAL STOCK

(a)	Preferred stock

During the year ended December 31, 2005, the Company designated and issued 6,825,000 shares of Series A preferred stock with a par value of $0.001 per share.  Each share of preferred stock is convertible into one common share at any time at the holder’s option, subject to the adjustments to the conversion ratio.  The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares.

The preferred stock is unlisted, non-retractable and non-redeemable.  The preferred stockholders are entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible.  The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders.

During the year ended December 31, 2007, 6,250,000 shares of preferred stock were converted into 6,250,000 shares of common stock.  Accordingly, the value of those shares of preferred stock was transferred to common share equity. No additional preferred stock was issued during the years ended December 31, 2007, 2008 or 2009, and at December 31, 2009, 625,000 shares remained issued and outstanding.

As at January 1, 2009, as a result of adopting ASC 815, the Company was required to separately account for the convertible preferred shares whose terms included variability in the conversion price of shares of preferred stock into common shares previously treated as equity as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value charged or credited to income. Effective January 1, 2009, the Company reclassified $500,000 to preferred stock liability (Note 13).

During the year ended December 31, 2010, the holder of the preferred stock elected to convert the remaining 625,000 shares of preferred stock; 1,000,000 shares of common stock valued at $740,000 were issued, based on a conversion ratio of 1.6 common shares for one preferred share, resulting in the value of preferred stock as $nil (2009 - $1,120,000). These preferred shares were valued at the market price of common stock based on the conversion ratio on the year-end date.  The fair value of these preferred shares decreased to $nil as of December 31, 2010 from $1,120,000 as of December 31, 2009.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

8.	CAPITAL STOCK (Continued)

(a)	Preferred stock (Continued)

As such, the Company recognized a $380,000 (2009 - $620,000) non-cash change in fair value of these preferred shares for the year ended December 31, 2010. Accordingly, the Company does not have any preferred stock outstanding as of December 31, 2010.

(b)	Common stock

During the year ended December 31, 2010, the Company:

Completed a non-public offering of 5,384,624 units at a price of $0.65 per unit for total gross proceeds of $3,500,000.  Each unit consists of one common share and one-quarter of one share purchase warrant, with each full warrant entitling the holder to acquire one additional common share at a price of $0.65 on or before June 31, 2012. Share issuance costs consisted of cash payments of $313,053 and issuance of 429,170 warrants at an exercise price of $0.65, with each warrant entitling the holder to acquire one additional common share at a price of $0.65 on or before June 31, 2012. Received subsequently were $32,500 of the proceeds. This amount has been recorded as a subscription receivable.

Issued 720,000 shares of common stock to management for past services at $1.35 per share of common stock, the market value at the time of the directors’ approval. Total cost of this share issuance was $972,000 and has been expensed as management fees, consulting fees, office expenses, and consulting fees – directors and officers (Note 8(e)).

Issued 18,000 shares of common stock for services, valued at the market value at the time of issuance. Total cost of these shares was $14,400 and has been expensed as advertisement and promotion expense (Note 8(e)).

Issued 2,193,040 shares of common stock upon the exercise of previously issued warrants converted at $0.60 per share.  Net proceeds received upon exercise were $1,315,824 (Note 8(d)).

Issued 50,000 shares of common stock upon the exercise of previously issued options converted at $0.50 per share.  Net proceeds received upon exercise were $25,000 (Note 8(c)).

Issued 1,000,000 shares of common stock, valued at the market value at the time of issuance of $740,000 upon the conversion of 625,000 shares of preferred stock (Note 8(a)) into common stock at the election of the holder.

Issued 4,000,000 shares of common stock to acquire the technology rights (Note 7).

During the year ended December 31, 2009, the Company:

Completed an offering of 1,496,930 shares at a price of $0.65 per share for gross proceeds of $973,005. Share issuance costs for the private placement consisted of cash of $72,314 and issuance of 104,785 warrants at an exercise price of $0.90, for net proceeds of $900,691.

Issued 800,000 shares of common stock to management for past services at $0.41 and $0.99 per share of common stock, the market value at the time of issuance.  Total cost of this share issuance was $560,000 and has been expensed as consulting fees – directors and officers.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

8.	CAPITAL STOCK (Continued)

(b)	Common stock (Continued)

Issued 2,100,000 shares of common stock upon the exercise of previously issued warrants converted at $0.50 per share.  Net proceeds received upon exercise were $1,045,340.

(c)	Stock options

The Company has a stock option plan (the “Plan”), which was approved in November 2006 and amended in June 2010 for 2011 onwards. Under the current plan, the Company is authorized to grant options to executive officers and directors, employees and consultants enabling them to acquire up to 20% of the issued and outstanding common shares of the Company, up to a maximum of 4,901,740. Starting in fiscal 2011, the maximum grant will be up to 10% of the issued and outstanding common shares of the Company, up to a maximum of 3,800,000. The terms of any stock option granted under the Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policy of the Toronto Stock Exchange.

During the year ended December 31, 2010, no stock options were granted. Options totaling 50,000 shares were exercised for gross proceeds of $25,000 (Note 8(b)).

During the year ended December 31, 2009, no options were granted.  Options for 100,000 shares exercisable at $2.00 per share expired, and a further 250,000 fully vested options exercisable at $0.50 were forfeited.  All options issued in previous years were fully vested as at December 31, 2009.

	2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of year	2,790,000	$0.53	3,140,000	$0.57
Exercised	(50,000)	$0.50	-	-
Expired	-	-	(100,000)	$2.00
Forfeited	-	-	(250,000)	$0.50

Outstanding – end of year	2,740,000	$0.53	2,790,000	$0.53
Exercisable – end of year	2,740,000	$0.53	2,790,000	$0.53

As at December 31, 2010 and 2009, the following stock options were outstanding:

	Exercise
Expiry Date	Price	2010	2009

January 31, 2011 (note 14(d))	$0.50	400,000	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	300,000	350,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,740,000	2,790,000

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

8.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at December 31, 2010 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	2,575,000	$1,210,250	0.93
$1.00	165,000	-	2.48

$0.53	2,740,000	$1,210,250	1.02

(d)	Share purchase warrants

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

As a result of adopting ASC 815, the Company was required to separately account for the warrants to purchase 6,875,000 shares of common stock previously treated as equity as a derivative instrument liability recorded at fair value and marked-to-market each period with the changes in the fair value charged or credited to income. These warrants had an exercise price of $0.50 per warrant with expiries in July and September 2009, of which 4,250,000 warrants were extended to April 1, 2011.  On January 1, 2009, the Company reclassified $1,084,375 to beginning deficit and $1,084,375 to other liabilities – warrants to recognize the fair value of such warrants on that date.

As of December 31, 2010, 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.73% (2009 – 1.08%), expected life of 0.25 years (2009 - 1.25 years), an expected volatility factor of 21.76% (2009 – 84.10%) and a dividend yield of 0.0% (2009 - 0.0%). The fair value of these warrants decreased to $2,006,850 as of December 31, 2010 from $2,956,725 as of December 31, 2009. As such, the Company recognized a $949,875 (2009 - $2,071,350) non-cash change in fair value of these warrants for the year ended December 31, 2010.

Details of stock purchase warrant activity is as follows:

	2010		2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of year	10,587,385	$0.56	13,022,600	$0.54
Issued	3,775,326	$1.10	589,785	$0.63
Exercised	(2,193,040)	$0.60	(2,100,000)	$0.50
Expired	(3,654,560)	$0.60	(925,000)	$0.50

Outstanding - end of year	8,515,111	$0.78	10,587,385	$0.56

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

8.	CAPITAL STOCK (continued)

(d)	Share purchase warrants (continued)

During the year ended December 31, 2010:

•	1,346,156 warrants and 429,170 broker warrants were issued as part of a private placement. The warrants are exercisable into one common share at a price of $0.65 until June 30, 2012 (Note 8(b)); and
•
2,000,000 warrants were issued to two officers and directors of the Company as compensation, as approved by the Board in January 2010 (Note 8(e)).  These warrants are exercisable at $1.50 per share expiring December 31, 2015. These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

(i)	If on or before June 30, 2011 the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days;

(ii)	If on or before December 31, 2012 the closing price of the common stock of the Company is at least $2.50 per share for five consecutive trading days; and

(iii)	If on or before December 31, 2015 the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

During the year ended December 31, 2009, warrant activity included:

•
2,000,000 warrants were exercised. The balance of 4,250,000 warrants held by the investor had the expiry date extended from July 11, 2009 to April 1, 2011.  The warrants have a cashless exercise provision in the event the Company fails to reasonably maintain an effective registration statement for the shares issuable upon exercise of the warrants;

•
150,000 warrants having an exercise price of $0.75 and an expiry date of June 30, 2011 were issued to a consultant for services.  An additional 335,000 warrants having an exercise price of $0.50 per warrant and an expiry date of June 30, 2012 were issued to two independent directors for services.  Stock-based compensation totaling $293,440 was recorded with respect to these issuances; and

•	104,785 warrants having an exercise price of $0.90 per warrant and an expiry date of June 30, 2012 were issued to an agent with respect to a private placement.

As at December 31, 2010 and 2009, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	2010	2009

August 10, 2010	$0.60	-	5,847,600
April 1, 2011	$0.50	4,250,000	4,250,000
June 30, 2011	$0.75	150,000	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2012	$0.65	1,775,326	-
June 30, 2013	$0.90	104,785	104,785
December 31, 2015	$1.50	2,000,000	-

		8,515,111	10,587,385

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

8.	CAPITAL STOCK (continued)

(e)	Stock based compensation

During the year ended December 31, 2010, the total stock-based compensation for the 2,000,000 warrants issued to directors and officers recognized under the fair value method charged to management fees was $120,409. The maximum stock-based compensation to be recognized is $944,959.  The remaining unamortized balance of $824,550 will be amortized through December 31, 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11%.

In February 2010, the Company issued 720,000 shares of common stock (Note 8(b)) at a fair value of $972,000, valued at the market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan.

During the year ended December 31, 2010, 18,000 shares of common stock, at a fair value of $14,400, valued at the market value at the time of issuance, were issued to market advisors of the Company (Note 8(b)).

During the year ended December 31, 2009, 800,000 shares issued to officers and directors of the Company upon attaining previously determined milestones at $0.41 and $0.99 per share of common stock, the market value at the time of issuance.  A total fair value of $560,000 (2008 - $nil) was attributed to these shares and was charged to consulting fees – directors and officers.

During the year ended December 31, 2009, $252,117 was charged to consulting fees - directors and officers (2008 - $45,339) and $77,130 was charged to consulting (2008 - $nil) relating to vesting of 61,875 options issued in the prior year. As a result of an extension of the expiry date of 4,250,000 warrants from July 11, 2009 to April 1, 2011, $694,875 (2008 - $nil) was charged to investor relations.  All amounts related to the options granted during the year ended December 31, 2008 were determined using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 3.52%, expected life of 5 years, an expected volatility factor of 57.12% and a dividend yield of 0.00%.

There were no options granted in 2010 or 2009.

During the year ended December 31, 2010, the total stock-based compensation recognized under the fair value method was $1,106,809 (2009 - $1,584,122) as follows:

	2010	2009

Consulting fees	$72,900	$77,130
Consulting fees - directors and officers	510,300	812,117
Investor relations	-	694,875
Management fees	460,609	-
Advertising and promotion	14,400	-
Office	48,600	-

	$1,106,809	$1,584,122

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

9.	LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	2010	2009	2008
		Restated – Note 13
Net loss for year	$(2,246,280)	$(6,480,005)	$(3,175,908)
Preferred stock dividends	-	-	-

Net loss available for distribution	$(2,246,280)	$(6,480,005)	$(3,175,908)

Allocation of undistributed loss
Preferred shares (0.00%, 2009 – 0.00%, 2008 - 1.92%)	$-	$-	$(60,834)
Common shares (100.00%, 2009 – 100.00%; 2008 - 98.08%)	(2,246,280)	(6,480,005)	(3,115,074)

	$(2,246,280)	$(6,480,005)	$(3,175,908)
Basic loss per share amounts
Undistributed amounts
Loss per preferred share	$-	$-	$(0.10)
Loss per common share	$(0.06)	$(0.19)	$(0.10)

Weighted average number of shares:

	2010	2009	2008

Weighted average number of shares for undistributed amounts
Preferred stock (common stock equivalent)	-	-	625,000
Common stock	39,078,846	34,065,064	29,905,878

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 2,740,000 (2009 – 2,790,000) in outstanding options and 8,515,111 (2009 - 10,587,385) warrants.

10.	INCOME TAXES

Income tax provisions are determined as follows:

	2010	2009	2008

Income tax benefit computed at statutory tax rate	$(786,198)	$(2,268,002)	$(1,077,225)
Stock-based-compensation	42,143	358,443	15,869
Other timing differences	277,305	225,292	-
Change in fair value of warrants	(332,456)	724,973	-
Change in fair value of preferred shares	(133,000)	217,000	-
Adjustment due to effective rate attributable to income taxes of other countries	46,305	61,152	396,159
Effect in change of tax rate	20,696	62,855	3,268
	(865,205)	(618,287)	(661,929)
Change in valuation allowance	865,205	618,287	661,929
	$-	$-	$-

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

10.	INCOME TAXES (Continued)

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The applicable tax rate to be expected is 35%. The components of the net deferred income tax assets are approximately as follows:

	2010	2009	2008

Deferred income tax assets
Net operating losses and credit carry-forwards	$4,347,706	$3,482,501	$2,607,481
Valuation allowance	(4,437,706)	(3,482,501)	(2,607,481)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date the Company has paid a total of 277,100,000 CLP (US $586,000) (2009 - $255,015,000 CLP (US $491,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized but is expensed each year.

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions.  The losses expire as follows:

Available to	USA	Foreign	Total

2018	$9,336	$-	$9,336
2019	10,270	-	10,270
2020	1,704	-	1,704
2021	4,574	-	4,574
2022	1,200	-	1,200
2023	22,201	-	22,201
2024	782,836	-	782,836
2025	690,606	95,793	786,399
2026	409,782	214,988	624,770
2027	2,160,814	196,906	2,357,720
2028	349,401	515,808	865,209
2029	1,006,648	1,277,968	2,284,616
2030	1,673,729	602,347	2,276,076
Non-expiring carry-forward losses	-	6,514,110	6,514,110

	$7,123,101	$9,417,920	$16,541,021

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

11.	RELATED PARTY TRANSACTIONS

	2010	2009	2008

Expenditure advances outstanding at December 31	$14,001	$-	$1,490

Expenditures in the year:
Consulting fees	$345,720	$876,800	$354,139
Management fees	$160,080	$139,200	$139,200
Rent	$24,000	$24,000	$24,000

Expenditure advances are made to directors, officers, companies controlled by the directors and officers, and a company where the CEO is a shareholder as required for corporate purposes including travel.  Expenses are incurred on behalf of the Company. During the year ended December 31, 2010, a director of the Company was advanced $14,001 towards the fees for services provided to the Company. This amount has been included in receivables.

Consulting fees include payments to officers and directors of the Company for services rendered, and include payments to the President, CFO and VP Investor Relations.

Management fees and rent consist of fees paid to a company where the CEO is a shareholder.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2010 and 2009, total assets by geographic location are as follows:

	2010	2009

Canada	$4,419,679	$2,078,286
Chile	2,889,386	99,574

	$7,309,065	$2,177,860

13.	RESTATEMENT

Subsequent to the issuance of the Company’s December 31, 2009 consolidated financial statements and the unaudited interim consolidated financial statements for the period ended September 30, 2010, management discovered an error in the adoption of ASC 815 with respect to the Company’s preferred stock whose terms included variability in the conversion price of shares of preferred stock into common shares.

As a result, the Company was required to account for the preferred stock as a derivative liability instrument recorded at fair value and marked-to-market each period with the changes in the fair value charged or credited to income.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
(US Funds)

13.	RESTATEMENT (Continued)

The transition provisions of ASC 815 require cumulative effect adjustments as of January 1, 2009 to reflect the amounts that would have been recognized if derivative fair value accounting had been applied from the original issuance date of an equity-linked financial instrument. The Company calculated the value of the derivative liability associated with the preferred stock at the date of their issuance and estimated the change in the fair value of the derivative liability from the date of the issuance of the preferred stock up to January 1, 2009, which was insignificant.

The cumulative effect of this change in accounting principle has been recognized as a decrease in the opening balance of preferred stock and paid-in capital in excess of $0.001 par value of $500,000 as of January 1, 2009, as part of stockholders’ equity (deficit) with corresponding adjustments at January 1, 2009 to recognize preferred stock of $500,000 as part of liabilities.

The consolidated financial statements of the Company for the year ended December 31, 2009 have been restated for the effect of this change as follows:

	As Previously reported	Adjustment	Restated

Preferred stock – liability	$-	$(500,000)	$-
Preferred stock and paid-in-capital in excess of $0.001 par value	$500,000	$(500,000)	$-
Net loss and comprehensive loss	$(5,860,005)	$(620,000)	$(6,480,005)
Basic and diluted loss per common share	$(0.17)	$(0.02)	$(0.19)
Basic and diluted loss per preferred share	$(0.16)	$0.16	$-

The impact of the adoption of ASC 815 is of a non-cash nature.  Therefore, there is no change in total operating, investing and financing activities on the consolidated statements of cash flows.

14.	SUBSEQUENT EVENTS

(a)
On January 7, 2011, the Company issued 1,290,000 shares of common stock at the market value at the date of the approval by the board of directors for $1,161,000 to management, employees and consultants.  The shares were granted under the 2010 Management Compensation Plan.

(b)
On January 28, 2011, the Company approved a stockholders’ rights plan (the “Rights Plan”) and provided to all stockholders of record at the close of business on January 28, 2011, a distribution of rights to buy shares of a new series of preferred stock if a person or group acquires or announces a tender offer for 15% or more of the Company’s common stock.

(c)
On January 18, 2011, in connection with the adoption of the Rights Plan, the Company filed a Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock with the Secretary of the State of Nevada, which authorized the creation of a series of 500,000 shares of Series B Junior Participating Preferred Stock. The rights to purchase the new preferred stock series will expire on January 17, 2021 unless earlier redeemed or exchanged in accordance with the terms of the Rights Plan. The rights will be triggered only if a person or group acquires or announces a tender offer for 15% or more of the Company’s common stock. Each holder of a right, other than the acquirer, would be entitled to receive, upon payment of the purchase price, which is initially set at $4.00 per right, a number of shares of the Company’s common stock having a value equal to two times such purchase price, but not less than a value of $0.50 per share.

(d)	On January 31, 2011, 399,999 options were exercised for an exercise price of $0.50 for total consideration of $200,000. One option expired unexercised (Note 8(c)).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events are reportable pursuant to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year.  Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

We believe the internal controls we have implemented are reasonable.  Our principal weaknesses are (i) a lack of segregation of duties due to the small size of the company; and (ii) a reliance on key management personnel to perform such duties.  We believe our management is aware of the need for strong internal controls and actively implements new controls when it is cost effective to do so.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 1, 2011, the name and ages of, and position or positions held by, our executive officers and directors and the employment background of these persons:

Name	Age	Positions	Director Since	Employment Background
Michael P. Kurtanjek	59	Director & President	2004
Mr. Kurtanjek has served as our President since February 2004.  From 1988 to 1995, he was a mining equity research analyst and institutional salesman with James Capel & Co. and Credit Lyonnais Lang and from 1995 to 2004, a director of Grosvenor Capital Ltd., a private business consulting firm.

Howard M. Crosby	58	Director	2004
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

Brian Flower	61	Director & Chairman	2005
Mr. Flower has served as our Chairman since September 8, 2006.  He served as our Chief Financial Officer from February 1, 2005 through September 8, 2006.  From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 2000, CFO and SVP, Corporate Development with Viceroy Resource Corp. as well as being President and director, Oro Belle Resources Corp. and Pacific Wildcat Resources Corp. and VP, Channel Resources Ltd. - all reporting companies,   Since 2000, he has provided management consulting, advisory, officer and director services to private and public companies.  In addition to White Mountain Titanium Corp., his reporting company clients have included Adamus Resources Ltd., Aurcana Corp., Apoquindo Minerals Inc., Colorado Resources Ltd., Orsa Ventures Corp., Pacific Wildcat Resources Corp. and Viceroy Resource Corp.

Charles E. Jenkins	56	Director & CFO	2007
Mr. Jenkins has served as our CFO since September 8, 2006.  From November 2005 through August 2006 Mr. Jenkins served as the Vice-President of Finance for Conor Pacific Canada, Inc., a private merchant bank.  From January 2005 until September 2005, he served as Controller and Acting CFO for Metamedia Capital Corp., a magazine publishing company.  From May 2003 until December 2004 Mr. Jenkins was self-employed as a consultant providing controller or CFO duties for a number of private companies.  Previously he had worked for 15 years at various brokerage houses in a corporate finance capacity.  In addition to White Mountain Titanium Corp., Mr. Jenkins is CFO of Evolving Gold Corp. and Rock Tech Lithium Corporation.

Wei Lu	44	Director	2008
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

John J. May	62	Director	2008
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

Audit and Compensation Committees

We have a standing audit committee composed of the following directors:  Brian Flower, Wei Lu, and John J. May.  The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor.  Mr. Flower, because of his company’s consulting agreement with us under which he received in excess of $160,000 during the year ended December 3,1 2010, would not be considered an independent member of the audit committee.

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

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth the compensation of the following “named executive officers” composed of our principal executive, Michael P. Kurtanjek, and our Chairman, Brian Flower, our only other executive officer whose compensation exceeded $100,000, for each of the two fiscal years ended December 31, 2010 and 2009:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compensation ($)		Total ($)
Michael P. Kurtanjek,	2010	$184,920	$340,200	$22,173	(1)	$496,893
President	2009	$160,800	$255,424	$14,506	(1)	$430,730
Brian Flower,	2010	Nil	$340,200	$160,080	(2)	$449,880
Chairman	2009	Nil	$255,424	$139,200	(2)	$394,624
(1)	This amount represents the cost to us of maintaining an apartment in Chile for Mr. Kurtanjek.
(2)
This amount was paid to Trio International Capital Corp., an entity partially owned by Mr. Flower, through July 31, 2009, and to Chapelle Capital Corp., an entity owned by Mr. Flower from August 1, 2009 through year-end.

Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Mr. Kurtanjek for service as President of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property.  This agreement was amended on February 1, 2006 and August 31, 2007, and effective January 1, 2010, the agreement was further updated and amended.  The term of the amended agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party.  For Mr. Kurtanjek’s consent to extend the agreement, we granted him a five-year incentive warrant to purchase up to 1,000,000 shares of our common stock at $1.50 per share.  The warrant will vest and become fully exercisable if on or before June 30, 2011, the closing price of our common stock is at least $2.00 per share for five consecutive trading days, if on or before December 31, 2012, the closing price is at least $2.50 per share for five consecutive trading days, or if on or before December 31, 2015, the closing price is at least $3.00 per share for five consecutive trading days.  Mr. Kurtanjek will also be entitled to participate in our annual management share compensation pool.  Under the amended agreement we have agreed to pay a monthly fee of $15,410, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon six months’ written notice and at any time for cause.  The amended agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, our board approved grants of 200,000 shares to Mr. Kurtanjek every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Kurtanjek upon the listing of our stock on the American Stock Exchange or other senior exchange.  In 2010 we granted Mr. Kurtanjek 252,000 fully vested shares valued at $340,200 for services provided in 2008 and 2009.  On December 29, 2010, our Board of Directors approved the issuance of 80,000 shares valued at $72,000 under our Management Compensation Pool to Mr. Kurtanjek for contributing to our success in advancing the Cerro Blanco project over the years.  The Board also granted performance bonuses under our Management Compensation Pool of 400,000 shares valued at $360,000 to Mr. Kurtanjek in recognition of his successful efforts to develop a process design for rutile concentrate, to secure letters of intent for off-take agreements for rutile concentrate, to license a new titanium metal technology, and to keep the company funded.  These shares were issued in January, 2011. Mr. Kurtanjek devotes essentially all of his time to the business of our company.

Effective February 1, 2006, we entered into a one-year renewable Management Services Agreement dated February 6, 2006, with Trio International Capital Corp. under which Mr. Flower provided services to us as senior management.  On April 1, 2009, the Company elected to terminate Trio’s Management Services Agreement effective July 31, 2009, on a without cause basis by issuing a 120 day written notice of termination.  On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower.  Under this agreement Mr. Flower will continue to act as our Executive Chairman and will continue to provide management services previously provided by Trio.  This agreement was amended effective January 1, 2010. The term of the amended agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party.  For Mr. Flower’s consent to extend the agreement, we granted him a five-year incentive warrant to purchase up to 1,000,000 shares of our common stock at $1.50 per share.  The warrant will vest and become fully exercisable if on or before June 30, 2011, the closing price of our common stock is at least $2.00 per share for five consecutive trading days, if on or before December 31, 2012, the closing price is at least $2.50 per share for five consecutive trading days, or if on or before December 31, 2015, the closing price is at least $3.00 per share for five consecutive trading days.  Mr. Flower will also be entitled to participate in our annual management share compensation pool.  Under the amended agreement we have agreed to pay a monthly fee of $13,340, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon six months’ written notice and at any time for cause.  The amended agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information.  On December 21, 2007, the board granted a bonus of 200,000 fully vested shares to Mr. Flower for past services.  Also on December 21, 2007, our board approved grants of 200,000 shares to Mr. Flower every time a project milestone is achieved, such as positive pre-feasibility study, piloting and final feasibility study.  In January 2009, 200,000 shares were granted based upon the successful pre-feasibility study.  In addition, the board approved a bonus of 200,000 shares to Mr. Flower upon the listing of our stock on the American Stock Exchange or other senior exchange.  In 2010 we granted Mr. Flower’s company 252,000 fully vested shares valued at $340,200 for services provided in 2008 and 2009.  On December 29, 2010, our Board of Directors approved the issuance of 80,000 shares valued at $72,000 under our Management Compensation Pool to Mr. Flower for contributing to our success in advancing the Cerro Blanco project over the years.  The Board also granted performance bonuses under our Management Compensation Pool of 400,000 shares valued at $360,000 to Mr. Flower in recognition of his successful efforts to develop a process design for rutile concentrate, to secure letters of intent for off-take agreements for rutile concentrate, to license a new titanium metal technology, and to keep the company funded.   These shares were issued in January, 2011. Mr. Flower devotes approximately 80% of his time to the fulfillment of the obligations under this agreement and services as Executive Chairman of our company.

Equity Awards

The following table sets forth certain information for the named executive officers concerning unexercised options that were outstanding as of December 31, 2010:

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Michael P. Kurtanjek,	600,000	$0.50	5/31/2011
President (Principal Executive Officer)	150,000	$0.50	8/31/2012
Brian Flower, Chairman	400,000	$0.50	1/31/2011
	150,000	$0.50	8/31/2012

Stock Option Plan

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

2010 Stock Option/Stock Issuance Plan

On June 29, 2010, the Board of Directors adopted the 2010 Stock Option/Stock Issuance Plan.  The purpose of the plan is to provide eligible persons, including our officers and directors, an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 4,901,740 shares of our common stock authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.  The number of shares of our common stock available for issuance under the plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of our common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year.

The plan is administered initially by the Board of Directors.  The persons eligible to participate in the plan include:  (a) our employees and employees of our subsidiaries; (b) non-employee members of our Board or non-employee members of the board of directors of any of our subsidiaries; (c) our officers or officers of any subsidiary; and (d) consultants and other independent advisors who provide services to us or any of our subsidiaries.

The plan will continue in effect until all of the stock available for grant or issuance has been acquired through exercise of options or grants of shares, or until ten years after the adoption of the plan by the Board of Directors, whichever is earlier.  The plan may also be terminated in the event of certain corporate transactions such as a merger or consolidation or the sale, transfer or other disposition of all or substantially all of our assets.

Management Compensation Pool

The Board of Directors has approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation while at the same time providing a sufficiently attractive overall compensation plan with which to attract and retain management.  The plan will be open to directors, officers or employees of or consultants to our company or an affiliate of the company.  The pool will consist of up to 1% of the outstanding shares at the end of each year.  Participants in the pool will be determined by our Chairman subject to approval by the Compensation Committee, and grants will be made under our 2010 Stock Option/Stock Issuance Plan.

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2010:

Director Compensation

Name	Stock Awards			All Other Compensation		Total
Charles E. Jenkins		$97,200	(1)	$82,800	(2)	$165,600
Howard Crosby		$72,900	(3)	$78,000	(4)	$140,100
Wei Lu	$	Nil	(5)	0		0
John May	$	Nil	(6)	0		0
(1) In January 2010 we granted a stock award of 72,000 shares valued at $97,200 to Mr. Jenkins under our Management Compensation Plan.  In December 2010 we approved the grant of 30,000 shares valued at $27,000 to Mr. Jenkins’ company under our Management Compensation Plan.  These shares were issued in January, 2011. The value of the shares was computed in accordance with FASB ASC Topic 718.
(2) This amount was paid to Mr. Jenkins under our management services agreement with his company.
(3) In January 2010 we granted a stock award of 54,000 shares valued at $72,900 to Mr. Crosby under our Management Compensation Plan.  In December 2010 we approved the grant of 30,000 shares valued at $27,000 to Mr. Crosby under our Management Compensation Plan.  These shares were issued in January, 2011. The value of the shares was computed in accordance with FASB ASC Topic 718.
(4)This amount was paid to Crosby Enterprises under our Business Consulting Agreement with Mr. Crosby’s company.
(5) In December 2010 we granted 50,000 shares to Mr. Lu under our Management Compensation Plan.  The value of the shares was computed in accordance with FASB ASC Topic 718. These shares were issued in January, 2011.
(6) In December 2010 we granted 50,000 shares to Mr. May under our Management Compensation Plan.  The value of the shares was computed in accordance with FASB ASC Topic 718. These shares were issued in January, 2011.

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

On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement with Crosby Enterprises, an entity controlled by Howard M. Crosby.  On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and have since extended it on a month-to-month basis.  Crosby Enterprises has agreed to perform financial consulting and public relations services for us.  In return, we have granted to this entity options to purchase 200,000 shares of our common stock at any time through August 1, 2009.  The original exercise price of the options was $1.25 per share.  On August 7, 2007, we reduced the exercise price to $0.50 per share and extended the term of the options for an additional two years.  In addition, we have agreed to pay $6,500 per month for the services performed by Crosby Enterprises.  Effective August 31, 2007, Mr. Crosby received a bonus for past services which included five-year, fully vested options to purchase 100,000 shares at $0.50 per share exercisable through August 31, 2012.  Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement.  In the event of termination upon a change of control, Crosby Enterprises will be compensated as follows:  immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 1, 2011, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

	Amount and Nature
Name and Address	of Beneficial
of Beneficial Owner	Ownership1		Percentage of Class2

Michael P. Kurtanjek	3,865,795	3	7.26%
9 Church Lane
Copthorne
West Sussex, England
RH10 3PT

Howard M. Crosby	941,500	4	1.82%
6 East Rose Street
Walla Walla, WA 99362

Brian Flower	2,269,166	5	4.32%
Suite 1508 - 999 West Hastings Street
Vancouver, British Columbia
Canada V6C 2W2

Charles E. Jenkins	290,000	6	*
Suite 1508 - 999 West Hastings Street
Vancouver, British Columbia
Canada V6C 2W2

Wei Lu	550,000	7	1.06%
120 Linden Street
Needham, MA 02492

John J. May	500,000	8	*
2 Belmont Mews
Camberley
Surrey GU15 2PH

Executive Officers and	8,416,461		15.27%
Directors as a Group
(6 Persons)

*Less than 1%
1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 1, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person
2 Percentage based on 51,516,635 shares of common stock outstanding as of March 1, 2011.
3 Includes 750,000 shares issuable pursuant to vested options and 1,000,000 stock purchase warrants
4 Includes 300,000 shares issuable pursuant to vested options
5 Includes 50,000 shares issuable pursuant to vested options beneficially held by Brian Flower and 1,000,000 stock purchase warrants
6 Includes 260,000 shares issuable pursuant to vested options.
7 Includes 82,500 shares issuable pursuant to vested options and 117,500 stock purchase warrants
8 Includes 82,500 shares issuable pursuant to vested options and 117,500 stock purchase warrants.

Rubicon Master Fund9	6,594,000	9 10	11.82%
c/o Rubicon Fund Management LLP
103 Mount St.
London W1K 2TJ
United Kingdom

La Serena Technologies Limited11	3,200,000		6.21%
22/F, World-Wide House
19 Des Voeux Road Central,
Hong Kong

Knox, LLC12	5,769,231		10.95%
1060 Vegas Valley Drive
Las Vegas, NV 89109

Marathon Capital Management, LLC13	4,790,950		9.28%
4 North Park Drive
Suite 106
Hunt Valley, MD 21030

9 Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd. and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund.  Paul Anthony Brewer and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP.  Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund.  Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon Master Fund.
10 Includes 4,250,000 shares issuable upon exercise of warrants.  Notwithstanding the foregoing, the warrants may not be exercised if the holder of the security, together with its affiliates, after such exercise would hold 4.9% of the then issued and outstanding shares of our common stock.
11 Brian Flower, in trust, has sole voting rights to these shares.
12 Fredrick J. Marshowski has sole voting rights to these shares.
13 James Kennedy has sole voting rights to these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2010, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	2,740,000	(1)	$0.53	350,000
Equity compensation plans	-0-	(2)	—	3,800,000	(2)
not approved by security	-0-	(3)	—	500,000	(3)
holders	-0-	(4)	—	400,000	(4)
	-0-	(5)	—	150,000	(5)
Total	2,740,000		$0.53	5,200,000
(1)           These options were granted to our officers and to various consultants pursuant to our stock option plan adopted in August 2005.  See Note 8(c) of our financial statements for the years ended December 31, 2010, 2009, and 2008, included with this report for a description of this equity compensation plan.
(2)           In 2010 we adopted a Stock Option/Stock Issuance Plan which authorizes the granting of nonstatutory and incentive stock options and stock grants, which are subject to adjustment in the event of stock splits, stock dividends, and other situations.  The number of shares of common stock available for issuance under this plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year.
(3)           We have agreed to issue 200,000 shares each to Michael P. Kurtanjek and Brian Flower, and 100,000 shares to Charles E. Jenkins, upon listing of our common stock on a senior stock exchange.
(4)           We have agreed to issue 200,000 shares each to Messrs Kurtanjek and Flower upon completion of a final feasibility study on our Cerro Blanco project.
(5)           We have agreed to issue 75,000 shares each to Christian Feddersen, an employee of our Chilean subsidiary, and Natasha Tschischow, a consultant for our Chilean subsidiary, upon the doubling of the 43-101 compliant resources at the Cerro Blanco project to 320,000,000 tonnes at a 1% Ti02 cut-off.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 26, 2007, we entered into a Brokerage Representation Agreement with Beacon Hill Shipping Ltd., an entity in which Mr. Flower was a principal.  The term of the agreement is for the life of our mining property in Chile.  We have agreed to pay commissions of 2.5% for carriers or vessels sourced by Beacon Hill and 1% in the case of any sale or purchase of vessels by or for the project owners.

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

During the year ended December 31, 2010, we paid $82,800 to Charles E. Jenkins, our CFO and a director, for services rendered pursuant to the Management Services Agreement with him during the year.  In January 2011 we issued 60,000 shares to Mr. Jenkins upon the exercise of options at $0.50 per share.

During the year ended December 31, 2010, we paid $78,000 to Howard M. Crosby, one of our directors, for services rendered pursuant to the Business Consultant Agreement with him during the year.

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena.  We issued 4,000,000 shares of our common stock valued at $2,800,000 as an initial royalty under the agreement, of which 3,200,000 shares were issued to La Serena and 800,000 to Chinuka.  As of the closing of the agreement and the end of the quarter ended December 31, 2010, 537,500 shares were delivered to Chinuka, 837,500 were delivered to La Serena, and the balance are held in escrow deliverable as follows:  37500 to Chinuka and 337,500 to La Serena at the end of each of the next eight calendar quarters.  Michael P. Kurtanjek, our President and a director, Brian Flower, our Chairman, and Howard M. Crosby, a director, hold partial ownership in excess of 10% and management interests in Chinuka and Messrs Kurtanjek and Flower are directors of La Serena.

In February 2011 we issued  83,333 shares valued at $75,000 to Mr. Flower and his company, Chapelle Capital, and 50,000 shares valued at $45,000 to Mr. Flower and his wife upon exercise of options at $0.50 per share.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2010 and 2009.  The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees
The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2010 were $56,500 (2009:$51,145), (invoiced as C$57,300; 2009: C$58,100).  This total includes $19,500 (C$19,800) for fees incurred for a review of the financial statements included in our forms 10-Q for the year ended December 31, 2010.  The aggregate fees incurred for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2010 were $37,000 (C$37,500).

Audit-Related Fees
There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

Tax Fees
We paid $10,100 to our auditors for tax related work in 2010; (2009: $12,176).

All Other Fees
There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2010 and 2009.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009, 2008, and for the cumulative period from inception (November 13, 2001) through December 31, 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, 2008, and for the cumulative period from inception (November 13, 2001) through December 31, 2010

Consolidated Statements of Stockholders’ Equity from inception (November 13, 2001) through December 31, 2010

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, as amended	SB-2	333-129347	4.2	10/31/05
3.3	Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock.	8-K	333-129347	3.1	1/18/11
3.4	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Form of Common Stock Certificate	SB-2	333-129347	4.1	10/31/05
4.2	Form of Series A Convertible Preferred Stock Certificate	SB-2	333-129347	4.3	10/31/05
4.3	Warrant Certificate dated July 11, 2005, for Rubicon Master Fund	SB-2	333-129347	4.4	10/31/05
4.4	Amended and Restated Warrant for Rubicon Master Fund	8-K	333-129347	99.2	5/8/09
4.5	Registration Rights set forth in Article VI of the Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005 and May 5, 2006, for Rubicon Master Fund and Phelps Dodge Corporation	SB2/A	333-129347	4.6	11/24/06
4.6	Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
4.7	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
4.8	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
4.9	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
4.10	Stock Issuance Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10
4.11	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent.	8-K	333-129347	4.1	1/18/11
10.1	Securities Purchase Agreement dated July 11, 2005, as amended September 7, 2005, with Rubicon Master Fund and Phelps Dodge Corporation	SB-2	333-129347	10.2	10/31/05
10.2	Amendment dated May 5, 2006, to Securities Purchase Agreement dated July 11, 2005	SB-2/A	333-129347	10.2(a)	5/30/06
10.3	Exchange Agreement dated May 7, 2009, with Rubicon Master Fund	8-K	333-148644	99.1	5/8/09
10.4	Option Agreement dated February 9, 2005, with Trio International Capital Corp.*	SB-2	333-129347	10.5	10/31/05
10.5	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.6	Amendment dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.7	Amendment dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
10.8	Amendment effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.9	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.11	Option Agreement dated May 31, 2004, with Michael Kurtanjek*	SB-2	333-129347	10.4	10/31/05
10.12	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.13	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.14	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.15	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.16	Management Services Agreement effective January 1, 2010, with 0834406 BC Ltd. *	S-1	333-164963	10.34	2/12/10
10.17	Option Agreement dated September 1, 2006, with Charles E. Jenkins*	SB-2/A	333-129347	10.14	11/24/06
10.18	Management Services Agreement dated February 6, 2006, with MinCo Corporate Mgmt Inc., and First Amendment dated September 1, 2006*	8-K	333-129347	10.3	9/12/06
10.19	Option Agreement dated September 1, 2006, with Terese Gieselman	SB-2/A	333-129347	10.16	11/24/06
10.20	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-148644	10.1	8/10/09
10.21	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-148644	10.2	8/10/09
10.22	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-129347	10.29	12/31/09
10.23	Amendment effective January 1, 2010 to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.32	2/12/10
10.24	Warrant agreement dated February 7, 2010, with Chapelle Capital Corp.*	S-1	333-164963	10.31	2/12/10
10.25	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.35	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Here- with
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	S-1/A	333-148644	21.1	12/23/09
23.1	Consent of Smythe Ratcliffe, LLP, independent registered public accounting firm					X
23.2	Consent of Thomas A. Henricksen, PhD
23.3	Consent of AMEC-Cade
23.4	Consent of NCL Ingenieria y Construccion
23.5	Consent of SGS Lakefield
23.6	Consent of Arcadis Geotecnica
31.1	Rule 15d-14(a) Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

[SIGNATURE PAGE TO FOLLOW]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 25, 2011	By:	/s/ Michael Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

	By:	/s/ Charles Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Michael Kurtanjek	Director & President (Principal	March 25, 2011
Michael P. Kurtanjek	Executive Officer)

/s/ Charles Jenkins	Director & Chief Financial Officer	March 25, 2011
Charles E. Jenkins	(Principal Financial and Accounting
Officer)

/s/ Brian Flower	Director and Chairman	March 25, 2011
Brian Flower

/s/ Howard Crosby	Director	March 25, 2011
Howard M. Crosby

Director
Wei Lu

/s/ John May	Director	March 25, 2011
John J. May

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2010.