Form 10-Q
period 2011-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2011-05-16
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ___________________

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

Large Accelerate Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☒

55,910,941 shares of the issuer’s common stock, $.001 par value, were outstanding at May 13, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	March 31, 2011	December 31, 2010
	(Unaudited)

Assets
Current
Cash and cash equivalents	$4,204,110	$3,766,959
Prepaid expenses	65,610	64,209
Receivables	14,087	47,342
Total Current Assets	4,283,807	3,878,510
Property and Equipment (Note 2)	47,991	56,383
Mineral Properties	651,950	651,950
Technology Rights	2,644,444	2,722,222

Total Assets	$7,628,192	$7,309,065

Liabilities
Current
Accounts payable and accrued liabilities	$157,182	$493,814
Total Current Liabilities	157,182	493,814
Other Liabilities – Warrants (Note 3(d))	-	2,006,850

Total Liabilities	157,182	2,500,664

Stockholders’ Equity
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 3(a))
100,000,000 shares authorized
55,816,635 (December 31, 2010 – 49,766,636) shares issued and outstanding	36,991,136	30,834,680
Subscription Receivable	-	(32,500)
Deficit Accumulated During the Exploration Stage	(29,520,126)	(25,993,779)

Total Stockholders’ Equity	7,471,010	4,808,401

Total Liabilities and Stockholders’ Equity	$7,628,192	$7,309,065

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)
(Unaudited)

	Three Months Ended		Cumulative From Inception on November 13, 2001
	March 31,		Through
	2011	2010	March 31, 2011
Expenses
Advertising and promotion	$39,699	$4,587	$357,946
Amortization	86,171	6,896	334,170
Bank charges and interest	9,378	2,468	47,754
Consulting fees (Note 3(c))	130,884	102,829	2,319,174
Consulting fees – directors and officers (Note 3(c))	662,430	521,130	5,578,269
Engineering consulting	(26,606)	-	711,029
Exploration	990,613	75,288	6,322,786
Filing fees	1,527	4,892	76,849
Insurance	24,740	10,477	322,902
Investor relations, net	32,180	-	802,504
Licenses, taxes and filing fees, net	(3,911)	(2,415)	376,036
Management fees (Note 3(c))	537,476	329,820	2,693,755
Office (Note 3(c))	73,865	48,218	381,576
Professional fees	65,517	24,971	1,827,261
Research and development	88,071	-	254,873
Rent	19,195	20,716	486,958
Telephone	5,315	3,414	113,142
Transfer agent fees	2,591	921	23,157
Travel and vehicle	55,822	23,692	1,197,377

Loss before other items	(2,794,957)	(1,177,904)	(24,227,518)

Gain on sale of marketable securities	-	-	87,217
Loss on sale of assets	-	-	*19,176
Adjustment to market for marketable securities	-	-	(67,922)
Foreign exchange loss	(189,170)	(9,189)	(424,537)
Dividend income	-	-	4,597
Interest income	930	3,014	349,321
Change in fair value of warrants (Note 3(d))	(543,150)	970,700	(2,748,999)
Change in fair value of preferred stock	-	180,000	(240,000)
Financing agreement penalty	-	-	(330,000)

Net loss and comprehensive loss for the period	(3,526,347)	(33,379)	(27,617,017)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(3,526,347)	$(33,379)	$(29,154,517)

Basic and Diluted Loss Per Share (Note 4)	$(0.07)	$(0.00)

Weighted Average Number of Common Shares Outstanding	51,308,969	36,752,972

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)
(Unaudited)
	Three Months Ended March 31,		Cumulative Period from Inception on November 13, 2001 Through March 31,
	2011	2010	2011
Operating Activities
Net loss for period	$(3,526,347)	$(33,379)	$(27,617,017)
Items not involving cash
Amortization	86,171	6,896	334,171
Stock-based compensation	65,456	-	4,535,076
Loss on sale of assets	-	-	19,176
Fair value of common stock issued for services	1,161,000	828,000	3,504,030
Change in fair value of warrants	543,150	(970,700)	2,748,999
Change in fair value of preferred stock	-	(180,000)	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(1,402)	(113,858)	(74,912)
Receivables	33,255	(5,109)	(6,805)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(336,632)	(134,540)	91,335

Cash Used in Operating Activities	(1,975,349)	(602,690)	(15,295,947)

Investing Activities
Additions to property and equipment, net	-	(1,471)	(232,000)
Additions to mineral property	-	-	(651,950)

Cash Used in Investing Activities	-	(1,471)	(883,950)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	2,380,000	-	15,230,171
Stock subscriptions received	32,500	60,000	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	2,412,500	60,000	20,393,842

Foreign Exchange Effect on Cash	-	-	(9,835)

Inflow (Outflow) of Cash and CashEquivalents	437,151	(544,161)	4,204,110
Cash and Cash Equivalents,
Beginning of Period	3,766,959	1,343,994	-

Cash and Cash Equivalents, End of Period	$4,204,110	$799,833	$4,204,110

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$1,161,000	$164,000	$2,785,630
Mineral properties	$-	$-	$600,000
Issuance of common stock on conversion of preferred shares	$-	$-	$500,000

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to Issue Shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2009	36,400,972	$21,660,100	625,000	$-	$-	$(23,747,499)	$(2,087,399)
Stock-based compensation (Note 3(c))	-	120,409	-	-	-	-	120,409
Obligation to issue shares	-	-	-	-	(32,500)	-	(32,500)
Warrants exercised (Note3(d))	2,193,040	1,315,824	-	-	-	-	1,315,824
Options exercised (Note 3(b))	50,000	25,000	-	-	-	-	25,000
Private placement (Note 3(b))	5,384,624	3,186,947	-	-	-	-	3,186,947
Shares issued for services	738,000	986,400	-	-	-	-	986,400
Shares issued for technology	4,000,000	2,800,000	-	-	-	-	2,800,000
Shares issued upon conversion of preferred shares	1,000,000	740,000	(625,000)	-	-	-	740,000
Net loss for the year	-	-	-	-	-	(2,246,280)	(2,246,280)
Balance, December 31, 2010	49,766,636	30,834,680	-	-	(32,500)	(25,993,779)	4,808,401
Stock-based compensation (Note 3(c))	-	65,456	-	-	-	-	65,456
Obligation to issue shares	-	-	-	-	32,500	-	32,500
Common stock issued for services (Note 3(c))	1,290,000	1,161,000	-	-	-	-	1,161,000
Additional paid in capital recognized on warrant conversion (Note 3(d))	-	2,550,000	-	-	-	-	2,550,000
Warrants exercised (Note3(d))	4,250,000	2,125,000	-	-	-	-	2,125,000
Options exercised (Note 3(b))	509,999	255,000	-	-	-	-	255,000
Net loss for the period	-	-	-	-	-	(3,526,347)	(3,526,347)
Balance, March 31, 2011 (Unaudited)	55,816,635	$36,991,136	-	$-	$-	$(29,520,126)	$7,471,010

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. Its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.  The Company is considered an exploration stage company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited consolidated financial statements included in the Company’s 2010 annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	March 31, 2011
	Cost	Accumulated Amortization	Net
Vehicles	$54,153	$47,055	$7,098
Office furniture	18,268	6,928	11,340
Office equipment	11,903	9,021	2,882
Computer equipment	8,197	7,251	946
Computer software	1,541	1,009	532
Field equipment	70,287	45,094	25,193

	$164,349	$116,358	$47,991

	December 31, 2010
	Cost	Accumulated Amortization	Net
Vehicles	$54,153	$45,080	$9,073
Office furniture	18,268	5,689	12,579
Office equipment	11,903	6,168	5,735
Computer equipment	8,197	6,842	1,355
Computer software	1,541	933	608
Field equipment	70,287	43,254	27,033

	$164,349	$107,966	$56,383

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

3.	CAPITAL STOCK

(a)	Common stock

During the three months ended March 31, 2011:

•	1,290,000 shares of common stock were issued for services with a fair value of $1,161,000 Note 3(c));
•	4,250,000 shares of common stock were issued upon the exercise of warrants (Note 3(d)); and
•	509,999 shares of common stock were issued upon the exercise of stock options (Note 3(b)).

(b)	Stock options

The Company has a stock option plan adopted in 2005 and a Stock Option/Stock Issuance Pan adopted in 2010 (individually the “2005 Plan” and the “2010 Plan” and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company.  The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end.  The Company has also adopted a Management Compensation Pool for the benefit of officers, directors and employees of the Company.  The pool will consist of 1% of the outstanding shares at the end of each year.  The terms of any stock option granted under the 2005 Plan may not exceed five years and ten years under the 2010 plan.

During the year ended December 31, 2010, no stock options were granted. Options totaling 50,000 shares were exercised for gross proceeds of $25,000.

During the period ended March 31, 2011, no stock options were granted. Options for 509,999 (Note 3(a)) shares exercisable at $0.50 per share were exercised.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(b)	Stock options (continued)

The following table represents service based stock option activity during the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	2,740,000	$0.53	2,790,000	$0.53
Expired	(1)	$0.50	-	-
Exercised	(509,999)	$0.50	(50,000)	$0.50

Outstanding – end of period	2,230,000	$0.54	2,740,000	$0.53
Exercisable – end of period	2,230,000	$0.54	2,740,000	$0.53

As at March 31, 2011 and December 31, 2010, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2011	2010

January 31, 2011	$0.50	-	400,000
May 31, 2011	$0.50	600,000	600,000
August 1, 2011	$0.50	200,000	200,000
August 31, 2011	$0.50	190,000	300,000
August 31, 2012	$0.50	1,075,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		2,230,000	2,740,000

The shares under option at March 31, 2011 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	2,065,000	$1,259,650	0.83
$1.00	165,000	18,150	2.23

$0.54	2,230,000	$1,277,800	0.93

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(c)	Stock-based compensation

During the year ended December 31, 2010, the total stock-based compensation for the 2,000,000 warrants issued to directors and officers recognized under the fair value method charged to management fees was $120,409. The maximum stock-based compensation to be recognized is $944,959.  The remaining unamortized balance of $824,550 will be amortized through December 31, 2015.  In the period ended March 31, 2011, $65,456 was expensed.
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

During the 3 month period ended March 31, 2011, the Company issued 1,290,000 shares of common stock (Note 3(a)) at a fair value of $1,161,000 valued at the market value at the time of issuance, to management, employees and consultants, under the Management Compensation Pool.

During the 3 month period ended March 31, 2010, the total stock-based compensation recognized under the fair value method was $828,000.

The total stock-based compensation recognized for shares issued, warrants granted and options granted for services was as follows:

	March 31,	March 31,
	2011	2010

Consulting fees	$90,000	$62,100
Consulting fees - directors and officers	576,000	434,700
Management fees	497,456	289,800
Office	63,000	41,400

	$1,226,456	$828,000

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

3.	CAPITAL STOCK (continued)

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	March 31, 2011		December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	8,515,111	$0.78	10,587,385	$0.56
Issued	-	-	3,775,326	$1.10
Exercised	(4,250,000)	$0.50	(2,193,040)	$0.60
Expired	-	-	(3,654,560)	$0.60

Outstanding - end of period	4,265,111	$1.05	8,515,111	$0.78

As at March 31, 2011and December 31, 2010, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	March 31, 2011	December 31, 2010

April 1, 2011	$0.50	-	4,250,000
April 15, 2011 (note 6)	$0.90	104,785	104,785
June 30, 2011	$0.75	150,000	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2012	$0.65	1,775,326	1,775,326
December 31, 2015	$1.50	2,000,000	2,000,000

		4,265,111	8,515,111

During the year ended December 31, 2010, 2,000,000 warrants were issued to two officers and directors of the Company as compensation, as approved by the Board in January 2010.  These warrants are exercisable at $1.50 per share expiring December 31, 2015 (Note 3(c)). These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

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
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

3.           CAPITAL STOCK (continued)

(d)	Warrants (continued)

Effective January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instrument or embedded feature that has the characteristics of a derivative and to any freestanding financial instruments that is potentially settled in an entity’s own common stock.

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

As of March 31, 2011, the 4,250,000 warrants had been exercised (Note 3(a)). Accordingly, the Company recognized a $543,150 non-cash loss from the change in fair value of these warrants, and $2,550,000 was added to paid-in capital on the common stock issued upon conversion.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

4.	LOSS PER SHARE

Basic and diluted loss per share is computed using the weighted average number of common shares outstanding as follows:

	Three Months Ended March 31,
	2011	2010

Net loss for period	$(3,526,347)	$(33,379)

Net loss available for distribution	$(3,526,347)	$(33,379)

Allocation of undistributed loss

Common shares (100%, 2010 – 100.00%)	(3,526,347)	(33,379)

	$(3,526,347)	$(33,379)
Basic loss per share amounts Undistributed amounts loss per common share	$(0.07)	$(0.001)

Weighted average number of shares:

	Three Months Ended March 31,
	2011	2010

Weighted average number of shares for undistributed amounts:
Common stock	51,308,969	36,752,972

As at March 31, 2011, potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 2,230,000 in outstanding options and 4,265,111 warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(US Funds)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying amounts of these instruments approximate their respective fair values due to the short maturities of those instruments.

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

The following table summarizes fair value measurement by level at March 31, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.

March 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,204,110	$-	$-	$4,204,110

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,766,959	$-	$-	$3,766,959
Other liabilities – warrants	$-	$2,006,850	$-	$2,006,850

6.	SUBSEQUENT EVENT

The Company has evaluated its activities subsequent to March 31, 2011 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements, except as follows:

•	On April 15, 2011, 94,306 broker warrants were exercised at a price of $0.90 per share for proceeds of $84,875. A further 10,479 warrants expired unexercised (Note 3(d)).

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

Over the next twelve to eighteen months we intend to advance the project towards a final engineering feasibility level. We will also continue to investigate the commercial viability of producing a feldspar co-product.  The feldspar could find applications in the glass and ceramics industries.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by the end of 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of May 10, 2011, our cash position was approximately $4,000,000. We believe we have sufficient capital to complete this plan, however we may acquire additional financing to do so.

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

Since October, 2010 the Company has announced that it has signed four Letters of Intent for off-take agreements with pigment producers for the supply of standard grade rutile concentrate.   The Letters of Intent, which at this stage are non-binding on the parties and subject to the successful completion of a bankable feasibility study, are covered by a non-disclosure agreement.

Results of Operations

The Company recorded a loss of $3,526,347 for the three months ended March 31, 2011 ($0.07 per weighted average common share outstanding) compared to a loss of $33,379 ($0.001 per share) for the comparable interim period in 2010.

The loss in the first quarter of both 2011 and 2010 is materially affected by the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009.  For the three months ended March 31, 2011 the Company recorded a fair value change (loss) of $543,150 on the warrants.  For the three months ended March 31, 2010, the Company recorded a gain of $970,700 on the warrants and a gain of $180,000 on the preferred stock. The preferred stock was converted into common stock on August 24, 2010.

The Company foreign exchange loss of $189,170 in Q1 of 2011 compared to a loss of $9,189 in the same quarter of 2010.  This is a direct result of the weakening of the US dollar compared to the Chilean Peso.

Excluding the above, our loss from operations was $2,794,957 in the first quarter of 2011, compared to a loss of $1,177,904 in the same quarter of 2010.

Generally many expenses continue to be comparable this quarter to the comparable quarter of 2010, except for the following material items:

•	During the quarter, stock-based compensation of $1,226,456 (2010: $828,000) was recognized as follows:

	March 31,	March 31,
	2011	2010

Consulting fees	$90,000	$62,100 72,900
Consulting fees - directors and officers	576,000	434,700
Management fees	497,456	298,800
Office	63,000	41,400

	$1,226,456	$828,000

•
Advertising and Promotion of 39,699 (2010: 4,587), Investor relations of $32,180 (2010: $nil), and Travel of $55,822 (2010: 23,692) were all up significantly as the Company engaged outside advisors to provide market awareness and information dissemination services;

•	Amortization of $86,171 (2010: $6,896) reflects normal amortization of fixed assets plus the amortization of the technology rights which commenced in late 2010;
•	Engineering consulting reflects a significant refund received in the quarter from a supplier;
•	Exploration of $990,613 (2010:$75,288) reflects the drilling program underway in the quarter;
•	Professional fees of $65,517 (2010: $24,971) are as a result of 2010 audit and tax preparation fees in excess of accruals in 2010;
•	Research and development of $88,071 (2010: $nil) is the total of payments in the quarter to further our technology;

Recent Accounting Pronouncements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

White Mountain Titanium Corporation

Date:	May 13, 2011	By	/s/ M. P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date:	May 13, 2011	By	/s/ C.E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)