Form 10-Q
period 2011-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2011-08-15
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from_____________to________________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

Augusto Leguia 100, Oficina 812
Las Condes, Santiago
Chile
(Address of principal executive offices)

(56 2) 657-1800
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerate Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

57,765,941 shares of the issuer’s common stock, $.001 par value, were outstanding at July 22, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current
Cash and cash equivalents	$3,473,364	$3,766,959
Prepaid expenses	57,893	64,209
Receivables	25,747	47,342
Total Current Assets	3,557,004	3,878,510
Property and Equipment (Note 2)	68,362	56,383
Mineral Properties	651,950	651,950
Technology Rights (Note 3)	2,566,666	2,722,222

Total Assets	$6,843,982	$7,309,065

Liabilities
Current
Accounts payable and accrued liabilities	$18,144	$493,814
Total Current Liabilities	18,144	493,814
Other Liabilities – Warrants (Note 4(d))	-	2,006,850

Total Liabilities	18,144	2,500,664

Stockholders’ Equity
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 4(a))
100,000,000 shares authorized
56,760,941 (December 31, 2010 – 49,766,636) shares issued and outstanding	37,578,698	30,834,680
Subscription Receivable	-	(32,500)
Deficit Accumulated During the Exploration Stage	(30,752,860)	(25,993,779)

Total Stockholders’ Equity	6,825,838	4,808,401

Total Liabilities and Stockholders’ Equity	$6,843,982	$7,309,065

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)
(Unaudited)

					Cumulative from Inception
	Three Months Ended		Six Months Ended		November 13,
	June 30,		June 30,		2001 through
	2011	2010	2011	2010	June 30, 2011

Expenses
Advertising and promotion	$3,594	$27,253	$43,293	$31,840	$361,540
Amortization	87,728	6,907	173,899	13,803	421,898
Bank charges and interest	7,688	2,743	17,066	5,211	55,442
Consulting fees (Note 4(c))	55,700	50,965	186,584	153,794	2,374,874
Consulting fees – directors and officers (Note 4(c))	100,610	86,430	763,040	607,560	5,678,879
Engineering consulting	(507)	-	(27,113)	-	710,522
Exploration	532,775	60,796	1,523,388	136,084	6,855,561
Filing fees	3,278	17,344	4,805	22,236	80,127
Insurance	8,214	12,472	32,954	22,949	331,116
Investor relations, net	30,118	-	62,298	-	832,622
Licenses, taxes and filing fees, net	3,911	(4,726)	-	(7,141)	379,947
Management fees (Note 4(c))	94,567	131,696	632,043	461,516	2,788,322
Office (Note 4(c))	7,948	6,367	81,813	54,585	389,524
Professional fees	41,572	60,174	107,089	85,145	1,868,833
Research and development	88,433	-	176,504	-	343,306
Rent	21,235	19,719	40,430	40,435	508,193
Telephone	6,885	3,524	12,200	6,938	120,,027
Transfer agent fees	1,407	1,007	3,998	1,928	24,564
Travel and vehicle	61,407	24,135	117,229	47,827	1,258,784

Loss before other items	(1,156,562)	(506,806)	(3,951,519)	(1,684,710)	(25,384,080)

Gain on sale of marketable securities	-	-	-	-	87,217
Loss on sale of assets	-	-	-	-	(19,176)
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange loss	(77,212)	(17,493)	(266,382)	(26,682)	(501,749)
Dividend income	-	-	-	-	4,597
Interest income	1,040	2,975	1,970	5,989	350,361
Change in fair value of warrants (Note 4(d))	-	254,150	(543,150)	1,224,850	(2,748,999)
Change in fair value of preferred stock	-	-	-	-	(240,000)
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(1,232,734)	(267,174)	(4,759,081)	(480,553)	(28,849,751)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,232,734)	$(267,174)	$(4,759,081)	$(480,553)	$(30,387,251)

Basic and Diluted Loss Per Share	$(0.02)	$(0.007)	$(0.09)	$(0.01)

Weighted Average Number of Common Shares Outstanding	56,036,757	37,120,972	53,719,349	36,937,989

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)
(Unaudited)

			Cumulative Period
			from Inception
			on November 13, 2001 Through
	Six Months Ended June 30,		June 30,
	2011	2010	2011

Operating Activities
Net loss for period	$(4,759,081)	$(480,553)	$(28,849,751)
Items not involving cash
Amortization	173,899	13,803	421,898
Stock-based compensation	106,684	91,676	3,415,304
Loss on sale of assets	-	-	19,176
Fair value of common stock issued for services	1,161,000	828,000	4,665,030
Change in fair value of warrants	543,150	(1,224,850)	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	6,316	(24,009)	(67,194)
Receivables	21,595	26,052	(18,465)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(475,670)	(169,012)	(47,702)

Cash Used in Operating Activities	(3,222,107)	(938,893)	(16,542,705)

Investing Activities
Additions to property and equipment, net	30,320	(1,464)	(198,488)
Additions to mineral property	-	-	(651,950)

Cash Used in Investing Activities	30,320	(1,464)	(850,438)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	2,862,500	660,000	15,230,171
Stock subscriptions received	32,500	-	32,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	2,895,000	660,000	20,876,342

Foreign Exchange Effect on Cash	-	-	(9,835)

Inflow (Outflow) of Cash and Cash Equivalents	(293,595)	(280,357)	3,473,364
Cash and Cash Equivalents,
Beginning of Period	3,766,959	1,343,994	-

Cash and Cash Equivalents, End of Period	$3,473,364	$1,063,637	$3,473,364

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$1,161,000	$828,000	$2,785,630
Mineral properties	$-	$-	$600,000

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to Issue Shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2009	36,400,972	$21,660,100	625,000	$-	$-	$(23,747,499)	$(2,087,399)
Stock-based compensation (Note 4(c))	-	120,409	-	-	-	-	120,409
Obligation to issue shares	-	-	-	-	(32,500)	-	(32,500)
Warrants exercised (Note 4(d))	2,193,040	1,315,824	-	-	-	-	1,315,824
Options exercised (Note 4(b))	50,000	25,000	-	-	-	-	25,000
Private placement (Note 4(b))	5,384,624	3,186,947	-	-	-	-	3,186,947
Shares issued for services	738,000	986,400	-	-	-	-	986,400
Shares issued for technology	4,000,000	2,800,000	-	-	-	-	2,800,000
Shares issued upon conversion of preferred shares	1,000,000	740,000	(625,000)	-	-	-	740,000
Net loss for the year	-	-	-	-	-	(2,246,280)	(2,246,280)
Balance, December 31, 2010	49,766,636	30,834,680	-	-	(32,500)	(25,993,779)	4,808,401
Stock-based compensation (Note 4(c))	-	106,684	-	-	-	-	106,684
Obligation to issue shares	-	-	-	-	32,500	-	32,500
Common stock issued for services (Note 4(c))	1,290,000	1,161,000	-	-	-	-	1,161,000
Additional paid in capital recognized on warrant conversion (Note 4(d))	-	2,550,000	-	-	-	-	2,550,000
Warrants exercised (Note 4(d))	4,494,306	2,321,334	-	-	-	-	2,321,334
Options exercised (Note 4(b))	1,209,999	605,000	-	-	-	-	605,000
Net loss for the period	-	-	-	-	-	(4,759,081)	(4,759,081)
Balance, June 30, 2011 (Unaudited)	56,760,941	$37,578,698	-	$-	$-	$(30,752,860)	$6,825,838

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010 audited consolidated financial statements included in the Company’s 2010 annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

2.	PROPERTY AND EQUIPMENT

	June 30, 2011
		Accumulated
	Cost	Amortization	Net

Vehicles	$83,738	$50,561	$33,177
Office furniture	18,859	8,106	10,753
Office equipment	11,903	7,484	4,419
Computer equipment	8,197	7,666	531
Computer software	1,541	1,086	455
Field equipment	70,430	51,406	19,024

	$194,669	$126,310	$68,359

	December 31, 2010
		Accumulated
	Cost	Amortization	Net

Vehicles	$54,153	$45,080	$9,073
Office furniture	18,268	5,689	12,579
Office equipment	11,903	6,168	5,735
Computer equipment	8,197	6,842	1,355
Computer software	1,541	933	608
Field equipment	70,287	43,254	27,033

	$164,349	$107,966	$56,383

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

3.	TECHNOLOGY RIGHTS

	June 30, 2011
		Accumulated
	Cost	Amortization	Net

Technology Rights	2,800,000	233,334	2,566,666

	$2,800,000	$233,334	$2,566,666

	December 31, 2010
		Accumulated
	Cost	Amortization	Net

Technology Rights	2,800,000	77,778	2,722,222

	$2,800,000	$77,778	$2,722,222

4.	CAPITAL STOCK

(a)	Common stock

During the six months ended June 30, 2011:

•	1,290,000 shares of common stock were issued for services with a fair value of $1,161,000 Note 4(c));
•	4,494,306 shares of common stock were issued upon the exercise of warrants (Note 4(d)) and a further 10,479 warrants expired unexercised; and
•	1,209,999 shares of common stock were issued upon the exercise of stock options (Note 4(b)).

(b)	Stock options

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

During the year ended December 31, 2010, no stock options were granted. Options totaling 50,000 shares were exercised for gross proceeds of $25,000.

During the six months ended June 30, 2011, no stock options were granted. Options for 1,209,999 (Note 4(a)) shares exercisable at $0.50 per share were exercised.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(b)	Stock options (continued)

The following table represents service based stock option activity during the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	2,740,000	$0.53	2,790,000	$0.53
Expired	(1)	$0.50	-	-
Exercised	(1,209,999)	$0.50	(50,000)	$0.50

Outstanding – end of period	1,530,000	$0.93	2,740,000	$0.53
Exercisable – end of period	1,530,000	$0.55	2,740,000	$0.53

As at June 30, 2011 and December 31, 2010, the following stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2011	2010

January 31, 2011	$0.50	-	400,000
May 31, 2011	$0.50	-	600,000
August 1, 2011(Note 6)	$0.50	200,000	200,000
August 31, 2011	$0.50	150,000	300,000
August 31, 2012	$0.50	1,015,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		1,530,000	2,740,000

The shares under option at June 30, 2011 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	1,365,000	$1,460,550	0.90
$1.00	165,000	94,050	1.98

$0.55	1,530,000	$1,554,600	1.02

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(c)	Stock-based compensation

During the year ended December 31, 2010, the total stock-based compensation for the 2,000,000 warrants issued to directors and officers recognized under the fair value method charged to management fees was $120,409. The maximum stock-based compensation to be recognized is $944,959.  The remaining unamortized balance of $824,550 will be amortized through December 31, 2015.  In the six month period ended June 30, 2011, $106,684 was expensed.  These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11%.

During the six month period ended June 30, 2011, the Company issued 1,290,000 shares of common stock (Note 4(a)) at a fair value of $1,161,000 valued at the market value at the time of issuance, to management, employees and consultants, under the Management Compensation Pool.  During the six months ended June 30, 2010, the total stock-based compensation recognized under the fair value method was $919,676.

The total stock-based compensation recognized for shares issued, warrants granted and options granted for services was as follows:

	June 30,	June 30,
	2011	2010

Consulting fees	$90,000	$62,100
Consulting fees - directors and officers	576,000	434,700
Management fees	497,456	381,476
Office	63,000	41,400

	$1,291,912	$919,676

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	June 30, 2011		December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	8,515,111	$0.78	10,587,385	$0.56
Issued	-	-	3,775,326	$1.10
Exercised	(4,494,306)	$0.50	(2,193,040)	$0.60
Expired	(10,479)	0.90	(3,654,560)	$0.60

Outstanding - end of period	4,010,326	$1.09	8,515,111	$0.78

As at June 30, 2011 and December 31, 2010, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	June 30, 2011	December 31, 2010

April 1, 2011	$0.50	-	4,250,000
April 15, 2011	$0.90	-	104,785
June 30, 2011	$0.75	-	150,000
June 30, 2012 (Note 6)	$0.50	235,000	235,000
June 30, 2012	$0.65	1,775,326	1,775,326
December 31, 2015	$1.50	2,000,000	2,000,000

		4,010,326	8,515,111

During the year ended December 31, 2010, 2,000,000 warrants were issued to two officers and directors of the Company as compensation, as approved by the Board in January 2010.  These warrants are exercisable at $1.50 per share expiring December 31, 2015 (Note 4(c)). These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

(i)
If on or before June 30, 2011, the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days; (This condition has not been met as at June 30, 2011);

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(d)	Warrants (continued)

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

As of June 30, 2011, the remaining 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.63%, expected life of 1 year, an expected volatility factor of 53.19% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock decreased to $1,986,025 as of March 31, 2010. As such, the Company recognized a $970,700 non-cash income from the change in fair value of these warrants for the period ended March 31, 2010.

As of June 30, 2011, the 4,250,000 warrants had been exercised (Note 4(a)). Accordingly, the Company recognized a $543,150 non-cash loss from the change in fair value of these warrants, and $2,550,000 was added to paid-in capital on the common stock issued upon conversion.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
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

The following table summarizes fair value measurement by level at June 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value on a recurring basis.

June 30, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,473,364	$-	$-	$3,473,364

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,766,959	$-	$-	$3,766,959
Other liabilities – warrants	$-	$2,006,850	$-	$2,006,850

6.	SUBSEQUENT EVENT

The Company has evaluated its activities subsequent to June 30, 2011 and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements, except as follows:

On July 15, 2011:

•	200,000 options were exercised at a price of $0.50 for proceeds of $100,000; and
•	5,000 warrants were exercised at a price of $0.50 per share for proceeds of $2,500.

On July 18, 2011, the Board of Directors approved a Compensation Committee recommendation to issue 800,000 shares to directors for past services over the prior forty-eight months pursuant to our 2010 Stock Option/Stock Issuance Plan.

Also on July 18, 2011, the Committee and the Board established the following milestones for additional stock grants to management and consultants:

•	200,000 shares each to two officers upon the signing of the first definitive off-take agreements;
•	300,000 shares each to two officers upon the signing of the first definitive strategic alliance agreement(s) and/or arrangement of project capital;
•	100,000 shares to the Chilean Project Manager upon the completion of a Final Feasibility Study; and
•	75,000 shares to a marketing consultant upon the signing of the first definitive off-take agreements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

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

As reported in a news release of April 6, 2011, assay data from a completed in-fill drill program at the Las Carolinas prospect consisting of 54 diamond drill holes totaling 7,047 meters has been received. Geological staff and outside technical consultants are updating a new resource model and undertaking Whittle pit design work for mine planning purposes. In addition, the Company’s environmental consultant was contracted to begin the final phase of winter baseline field monitoring at the Las Carolinas prospect. Data from this and past monitoring studies will form the basis of an environmental impact study for the Cerro Blanco project.

Management is now beginning to evaluate technical proposals from qualified engineering firms for final engineering and process design work. Depending on results from test work currently underway, the final process design may include a sodium feldspar recovery circuit. Management visited SGS in Lakefield, Ontario where test work to produce a commercial grade sodium feldspar concentrate for glass and ceramics application is nearing completion. The sodium feldspar concentrate would be produced as a by-product from rutile flotation tailings. If this test work and follow on marketing are successful, the sale of sodium feldspar could have a significant positive impact on overall project economics.

Over the next year we intend to advance the project towards a final engineering feasibility level.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With commencement of our marketing plan to seek suitable off-take contracts, we intend to undertake a program of drilling to provide data for mine planning and design, for an environmental impact assessment and permitting program, and to commission a feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by the end of 2011, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $3,810,000, including general and administrative and marketing expenses.  As of July 15, 2011, our cash position was approximately $3,500,000. We believe we have sufficient capital to complete this plan; however we may acquire additional financing to do so.

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

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

The second quarterly progress report advised that research continued to examine the refining and electrolytic deposition of pure titanium metal from Ultra-fine rutile concentrate feedstock sourced from the Company's Cerro Blanco project in Chile, the improvement of overall process recovery and the optimization of cell voltage and current density. Preliminary results from this test work indicate that the residual oxygen content in titanium sponge metal deposited from molten salts using the Chinuka Process is approximately 1 wt%. This reported weight per cent figure represents an average for several test runs completed during the second quarter. Based on these results, an examination of the potential use of final acid leaching to lower oxygen content further to approximately 0.5 wt% (a commercial weight per cent specification for sheet rolled titanium metal) was initiated and continued into the current quarter.

In addition to examining acid leaching of titanium sponge metal, research during the quarter started to focus on the adaptability of the Chinuka Process. The first test work will examine the possible production of titanium metal powder (a higher value product than titanium sponge metal). This will be followed by an examination into the possible utilization of lower grade rutile and ilmenite concentrates as the process feedstock. Ilmenite is the most common form of titanium concentrate, however many ilmenites have impurities which preclude their use in paint and pigment applications.

We are very encouraged by the results to date of the new metal technology. Should we continue to have success with this technology at a lab scale, we may consider building a pilot plant to scale up the test work.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

Since October, 2010 the Company has announced that it has signed four Letters of Intent for off-take agreements with pigment producers for the supply of standard grade rutile concentrate.   The Letters of Intent, which at this stage are non-binding on the parties and subject to the successful completion of a bankable feasibility study, are covered by a non-disclosure agreement.

Both the titanium pigment and feedstock markets remain very robust. DuPont, already the world’s largest producer of titanium dioxide pigments, has announced double-digit price increases and an expansion plan that will add approximately 771 million pounds of global capacity. Expansion amongst pigment producers comes at a time when the supply of the various forms of titanium feedstock used to make pigment is in deficit. Industry observers expect that the supply of titanium feedstock to remain in deficit for several years and that prices will continue to increase. By way of example, several websites have reported that spot prices for ilmenite and titanium slag in China have more than doubled in 2011. One website,”asiametal.com”, has reported May 2011 spot prices for 92% TiO2 titanium slag feedstock of US$ 1385 – 1400 per tonne equivalent, nearly twice the US$ 747 they were quoting in January 2011.

The Company has been advised by its titanium marketing consultant that as titanium slag would normally be considered an inferior feedstock compared to rutile, recent spot price increases for slag suggest that medium-term contract prices for rutile - which would comprise all of White Mountain’s proposed production - could approach or possibly exceed US$ 1000 per tonne. Given these price developments for rutile and the fact that the Cerro Blanco project is being advanced towards final engineering feasibility, the Company is increasingly being approached by parties interested in supplying services to and financing development of the project, securing rutile concentrate under long-term contract and collaborating on the Chinuka titanium metal technology.

On July 6, 2011, the Company appointed Dr. Antonio Luraschi as Project Manager, effective August 1, 2011. Reporting to the President of White Mountain, Dr. Luraschi will be responsible for over-seeing all disciplines necessary to take the project to the final feasibility stage. Dr. Luraschi obtained degrees in Metallurgical and Chemical Engineering from the University of Concepcion, Chile in 1970, and a Ph.D. in Metallurgy from Massachusetts Institute of Technology in 1976. A fluent speaker of Spanish and English, Dr. Luraschi also has a working knowledge of French and Italian.

Most recently, Dr. Luraschi was employed by AMEC International Ltd. in Chile as Metallurgical Consulting Manager. Previously he was a partner with CADE-IDEPE (a Chilean engineering firm acquired by AMEC in 2007) where he was responsible for the metallurgical process aspects of numerous mining projects, including projects for such companies as Anglo American, Codelco and Xstrata. Over his career, Dr. Luraschi has developed more than sixty applied research and development project engineering solutions. These solutions fall within the fields of copper pyrometallurgy and electrometallurgy as well as extractive metallurgy of gold and silver and specialty metals such as molybdenum, titanium, vanadium and germanium.

Results of Operations

The Company recorded a loss of $1,232,734 for the three months ended June 30, 2011 (Year to date: $4,759,081) ($0.02 and $0.09 respectively per weighted average common share outstanding) compared to a loss of $267,174 (YTD: $480,553) ($0.007 and $0.01 per share) for the comparable interim periods in 2010.

The loss in the six month periods ended June 30, 2011 and 2010 are both materially affected by the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009.  For the six months ended June 30, 2011 the Company recorded a fair value change (loss) of $543,150 on the warrants.  For the six months ended June 30, 2010, the Company recorded a gain of $1,224,850.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

The Company foreign exchange loss of $77,212 (YTD: $266,382) for the three and six months ended June 30, 2011 compared to a loss of $17,493 (YTD: $26,682) in 2010.  This is a direct result of the weakening of the US dollar compared to the Chilean Peso.

Excluding the above, our loss from operations was $1,180,790 (YTD: $3,975,747) in 2011, compared to a loss of $506,806 (YTD: $1,684,710) in the three and six month periods ending June 30, 2010.

The most significant difference was that in the three month period ended June 30, 2011 we expended $532,775 (YTD: $1,523,388) on exploration programs in the field, including drilling, compared to $60,796 (YTD: $136,084) for the comparable period of 2010.

Otherwise, many expenses continue to be comparable this quarter to the comparable quarter of 2010, except for the following material items:

•	During the six months ended June 30, 2011 and 2010, stock-based compensation of $1,226,456 (2010: $828,000) was recognized;
•
Advertising and Promotion of $3,594 (YTD: $43,293 (2010: 27,253 and 31,840), Investor relations of $30,118 (YTD: $62,298) (2010: $nil), and Travel of $61,407 (YTD: $117,229) (2010: $24,135 and $47,827) were all up significantly as the Company engaged outside advisors to provide market awareness and information dissemination services, and traveled significantly to meet with investors and with consultants;

•	Amortization of $87,728 (YTD: $173,899) (2010: $6,907 and $13,803) reflects normal amortization of fixed assets and the amortization of the technology rights which commenced in late 2010;
•	Engineering consulting reflects a significant recovery of expenditures received in the quarter from a supplier in the first quarter of 2011; and
•	Research and development of $88,433 (YTD: $176,504) (2010: $nil) reflects payments made to further our technology;

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Six Months Ended June 30, 2011 and 2010
(Unaudited)
(US Funds)

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

White Mountain Titanium Corporation

Date:	August 15, 2011	By	/s/ M. P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date:	August 15, 2011	By	/s/ C.E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)