Form 10-Q
period 2011-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2011-11-10
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(562) 657-1800
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

58,315,941 shares of the issuer’s common stock, $.001 par value, were outstanding at October 18, 2011.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(US Funds)
(Unaudited)

	September 30, 2011	December 31, 2010

Assets
Current
Cash and cash equivalents	$2,851,214	$3,766,959
Prepaid expenses	110,226	64,209
Receivables	44,515	47,342
Total Current Assets	3,005,955	3,878,510
Property and Equipment (Note 2)	176,944	56,383
Mineral Properties	651,950	651,950
Technology Rights (Note 3)	2,488,888	2,722,222

Total Assets	$6,323,737	$7,309,065

Liabilities
Current
Accounts payable and accrued liabilities	$83,698	$493,814
Total Current Liabilities	83,698	493,814
Other Liabilities – Warrants (Note 44(d))	-	2,006,850

Total Liabilities	83,698	2,500,664

Stockholders’ Equity
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 4(a))
100,000,000 shares authorized
58,315,941 (December 31, 2010 – 49,766,636) shares issued and outstanding	39,657,925	30,834,680
Subscription Receivable	-	(32,500)
Deficit Accumulated During the Exploration Stage	(33,417,886)	(25,993,779)

Total Stockholders’ Equity	6,240,039	4,808,401

Total Liabilities and Stockholders’ Equity	$6,323,737	$7,309,065

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(US Funds)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from Inception November 13, 2001 through
	2011	2010	2011	2010	Sept. 30, 2011

Expenses
Advertising and promotion	$17,572	$47,212	$60,865	$79,052	$379,112
Amortization	76,221	7,363	250,120	21,166	498,119
Bank charges and interest	4,150	2,023	21,216	7,234	59,592
Consulting fees (Note 4(c))	90,288	25,573	276,872	177,367	2,465,162
Consulting fees – directors and officers (Note 4(c))	1,493,883	86,430	2,256,923	693,990	7,172,762
Engineering consulting	1,441	-	(25,672)	-	711,963
Exploration	193,806	110,007	1,717,194	246,091	7,049,367
Filing fees	(109)	-	4,696	22,236	80,018
Insurance	5,184	12,365	38,138	35,314	336,300
Investor relations, net	-	335	62,298	335	832,622
Licenses, taxes and filing fees, net	-	7,141	-	-	379,947
Management fees (Note 4(c))	559,626	95,026	1,191,669	556,542	3,347,948
Office (Note 4(c))	53,230	46,502	135,042	101,087	442,753
Professional fees	51,994	46,509	159,083	131,654	1,920,827
Research and development	-	-	176,504	-	343,306
Rent	30,903	22,752	71,333	63,187	539,096
Telephone	6,767	4,594	18,967	11,532	126,794
Transfer agent fees	2,371	2,480	6,369	4,408	26,935
Travel and vehicle	55,469	30,181	172,698	78,008	1,314,253

Loss before other items	(2,642,796)	(555,493)	(6,594,315)	(2,229,203)	(28,026,876)

Gain on sale of marketable securities	-	-	-	-	87,217
Loss on sale of assets	-	-	-	-	(19,176)
Adjustment to market for marketable securities	-	-	-	-	(67,922)
Foreign exchange loss	(22,501)	3,062	(288,883)	(23,620)	(524,250)
Dividend income	-	-	-	-	4,597
Interest income	271	3,079	2,241	9,068	350,632
Change in fair value of warrants (Note 4(d))	-	808,775	(543,150)	2,033,625	(2,748,999)
Change in fair value of preferred stock	-	-	-	-	(240,000)
Financing agreement penalty	-	-	-	-	(330,000)

Net loss and comprehensive loss for the period	(2,665,026)	270,423	(7,424,107)	(210,130)	(31,514,777)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(2,665,026)	$270,423	$(7,424,107)	$(210,130)	$(33,052,277)

Basic and Diluted Loss Per Share (Note 4)	$(0.05)	$0.01	$(0.13)	$(0.01)

Weighted Average Number of Common Shares Outstanding	57,973,468	37,885,782	55,196,955	37,257,392

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(US Funds)
(Unaudited)

	Nine Months Ended September 30,		Cumulative Period from Inception on November 13, 2001 Through September 30,
	2011	2010	2011

Operating Activities
Net loss for period	$(7,424,107)	$(210,130)	$(31,514,777)
Items not involving cash
Amortization	250,120	21,166	498,119
Stock-based compensation	147,911	146,682	3,456,531
Loss on sale of assets	-	-	19,176
Fair value of common stock issued for services	3,021,000	842,400	6,525,030
Change in fair value of warrants	543,150	(2,033,625)	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market on marketable
securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash resource property expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(46,017)	(1,768)	(119,527)
Receivables	2,827	3,743	(37,233)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(410,116)	(175,644)	17,852

Cash Used in Operating Activities	(3,915,232)	(1,407,176)	(17,235,830)

Investing Activities
Additions to property and equipment, net	(137,347)	(2,039)	(369,347)
Acquisition of mineral properties	-	-	(651,950)

Cash Used in Investing Activities	(137,347)	(2,039)	(1,021,297)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	3,104,334	1,340,824	15,954,505
Stock subscriptions received	32,500	-	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	3,136,834	1,340,824	21,118,176

Foreign Exchange Effect on Cash	-	-	(9,835)

Inflow (Outflow) of Cash and CashEquivalents	(915,745)	(68,391)	2,851,214
Cash and Cash Equivalents,
Beginning of Period	3,766,959	1,343,994	-

Cash and Cash Equivalents, End of Period	$2,851,214	$1,275,603	$2,851,214

Supplemental Cash Flow Information
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

Shares Issued for
Settlement of debt	$-	$-	$830,000
Services	$3,021,000	$842,400	$2,785,630
Mineral properties	$-	$-	$600,000
Issuance of common stock on conversion of preferred shares	$-	$500,000	$500,000

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Funds)
(Unaudited)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Share Subscriptions Received/ Obligation to Issue Shares	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2009	36,400,972	$21,660,100	625,000	$-	$-	$(23,747,499)	$(2,087,399)
Stock-based compensation (Note 4(c))	-	120,409	-	-	-	-	120,409
Obligation to issue shares	-	-	-	-	(32,500)	-	(32,500)
Warrants exercised	2,193,040	1,315,824	-	-	-	-	1,315,824
Options exercised	50,000	25,000	-	-	-	-	25,000
Private placement	5,384,624	3,186,947	-	-	-	-	3,186,947
Shares issued for services	738,000	986,400	-	-	-	-	986,400
Shares issued for technology	4,000,000	2,800,000	-	-	-	-	2,800,000
Shares issued upon conversion of preferred shares	1,000,000	740,000	(625,000)	-	-	-	740,000
Net loss for the year	-	-	-	-	-	(2,246,280)	(2,246,280)
Balance, December 31, 2010	49,766,636	30,834,680	-	-	(32,500)	(25,993,779)	4,808,401
Stock-based compensation (Note 4(c))	-	147,911	-	-	-	-	147,911
Obligation to issue shares	-	-	-	-	32,500	-	32,500
Common stock issued for services (Note 4(c))	2,490,000	3,021,000	-	-	-	-	3,021,000
Additional paid in capital recognized on warrant conversion (Note 4(d))	-	2,550,000	-	-	-	-	2,550,000
Warrants exercised (Note 4(d))	4,499,306	2,324,334	-	-	-	-	2,324,334
Options exercised (Note 4(b))	1,559,999	780,000	-	-	-	-	780,000
Net loss for the period	-	-	-	-	-	(7,424,107)	(7,424,107)
Balance, SeptemberSeptember 30, 2011 (Unaudited)	58,315,941	$39,657,925	-	$-	$-	$(33,417,886)	$6,240,039

See notes to unaudited consolidated condensed financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011, and for the period then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2010, audited consolidated financial statements included in the Company’s 2010 annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”).  The results of operations for the period ended September 30, 2011, are not necessarily indicative of the operating results for the full year.

2.  PROPERTY AND EQUIPMENT

	September 30, 2011
	Cost	Accumulated Amortization	Net

Vehicles	$113,454	$49,973	$63,481
Office furniture	46,482	8,780	37,702
Office equipment	23,784	7,588	16,196
Computer equipment	8,197	7,850	347
Computer software	1,541	1,163	378
Field equipment	108,239	49,399	58,840

	$301,697	$124,753	$176,944

	December 31, 2010
	Cost	Accumulated Amortization	Net

Vehicles	$54,153	$45,080	$9,073
Office furniture	18,268	5,689	12,579
Office equipment	11,903	6,168	5,735
Computer equipment	8,197	6,842	1,355
Computer software	1,541	933	608
Field equipment	70,287	43,254	27,033

	$164,349	$107,966	$56,383

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

3.  TECHNOLOGY RIGHTS

	September 30, 2011
	Cost	Accumulated Amortization	Net
Technology Rights

	$2,800,000	$311,112	$2,488,888

	December 31, 2010
	Cost	Accumulated Amortization	Net
Technology Rights

	$2,800,000	$77,778	$2,722,222

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

4.  CAPITAL STOCK

(a)	Common stock

During the nine months ended September 30, 2011:

•	2,490,000 shares of common stock were issued for services with a fair value of $3,021,000 (Note 4(c));
•	4,499,306 shares of common stock were issued upon the exercise of warrants (Note 4(d)) and a further 10,479 warrants expired unexercised; and
•	1,559,999 shares of common stock were issued upon the exercise of stock options (Note 4(b)).
•	The Company paid $nil in share issuance costs.

(b)	Stock options

The Company has a stock option plan adopted in 2005 and a Stock Option/Stock Issuance Plan adopted in 2010 (individually the “2005 Plan” and the “2010 Plan” and, collectively, the “Plans”).  Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company.  The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end.  The Company has also adopted a Management Compensation Pool for the benefit of officers, directors and employees of the Company.  The pool will consist of 1% of the outstanding shares at the end of each year.  The terms of any stock option granted under the 2005 Plan may not exceed five years and ten years under the 2010 Plan.

During the year ended December 31, 2010, no stock options were granted.  Options for 50,000 shares were exercised for gross proceeds of $25,000.

During the nine months ended September 30, 2011, no stock options were granted.  Options for 1,559,999 (Note 4(a)) shares were exercised for gross proceeds of $780,000.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(b)	Stock options (continued)

The following table represents service based stock option activity during the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	2,740,000	$0.53	2,790,000	$0.53
Expired	(1)	$0.50	-	-
Exercised	(1,559,999)	$0.50	(50,000)	$0.50

Outstanding – end of period	1,180,000	$0.57	2,740,000	$0.53
Exercisable – end of period	1,180,000	$0.57	2,740,000	$0.53

As at September 30, 2011 and December 31, 2010, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2011	2010

January 31, 2011	$0.50	-	400,000
May 31, 2011	$0.50	-	600,000
August 1, 2011	$0.50	-	200,000
August 31, 2011	$0.50	-	300,000
August 31, 2012	$0.50	1,015,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		1,180,000	2,740,000

The shares under option at September 30, 2011, were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$ 0.50	1,015,000	$1,421,000	0.92
$ 1.00	165,000	148,500	1.73

$ 0.55	1,180,000	$1,559,500	1.03

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(c)	Stock-based compensation

During the nine month period ended September 30, 2011, $147,911 (2010 - $146,682) was recognized as stock based compensation for the 2,000,000 management warrants (Note 4(d)). These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%.  The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.  The weighted average probability of exercisability of these warrants is 11%.

During the nine months ended September 30, 2011, the Company issued 2,490,000 (2010 – 728,000) shares of common stock (Note 4(a)) at a fair value of $3,021,000 (2010 - $842,400), valued at market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan.

The total stock-based compensation recognized for shares issued and warrants granted for services was as follows:

	September 30,	September 30,
	2011	2010

Consulting fees	$90,000	$62,100
Consulting fees - directors and officers	1,971,000	434,700
Management fees	1,044,911	436,482
Office	63,000	41,400
Other	-	14,400

	$3,168,911	$989,082

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

4.	CAPITAL STOCK (continued)

(d)	Warrants

Details of stock purchase warrant activity is as follows:

	September 30, 2011		December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	8,515,111	$0.78	10,587,385	$0.56
Issued	-	-	3,775,326	$1.10
Exercised	(4,499,306)	$0.52	(2,193,040)	$0.60
Expired	(10,479)	0.90	(3,654,560)	$0.60

Outstanding - end of period	4,005,326	$1.07	8,515,111	$0.78

As at September 30, 2011 and December 31, 2010, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	September 30, 2011	December 31, 2010

April 1, 2011	$0.50	-	4,250,000
April 15, 2011	$0.90	-	104,785
June 30, 2011	$0.75	-	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2012	$0.65	1,770,326	1,775,326
December 31, 2015	$1.50	2,000,000	2,000,000

		4,005,326	8,515,111

During the year ended December 31, 2010, 2,000,000 warrants were issued to two officers and directors of the Company as compensation, as approved by the Board in January 2010.  These warrants are exercisable at $1.50 per share expiring December 31, 2015 (Note 4(c)).  These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

(i)  If on or before June 30, 2011, the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days (this condition has not been met as at June 30, 2011);

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
Nine Months Ended September 30, 2011 and 2010
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

As of September 30, 2010, the 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.63%, expected life of 1 year, an expected volatility factor of 53.19% and a dividend yield of 0.00%. The fair value of these warrants to purchase common stock decreased to $923,100 as of September 30, 2010 from $2,956,725 on December 31, 2009. Accordingly, the Company recognized a $2,033,625 non-cash income from the change in fair value of these warrants for the nine-month period ended September 30, 2010.

During the nine-months period ended September 30, 2011, the 4,250,000 warrants had been exercised (Note 4(a)). Accordingly, the Company recognized a $543,150 non-cash loss from the change in fair value of these warrants, and $2,550,000 was added to paid-in capital on the common stock issued upon conversion.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended September 30, 2011 and 2010
(Unaudited)
(US Funds)

5.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities.  The carrying amounts of these instruments approximate their respective fair values due to the short maturities of those instruments.

The three levels of the fair value hierarchy are described below:

(i)	Level 1 -quoted prices (unadjusted) in active markets for identical assets or liabilities;
(ii)	Level 2 -inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
(iii)	Level 3 -inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The following table summarizes fair value measurement by level at September 30, 2011 and December 31, 2010, for assets and liabilities measured at fair value on a recurring basis.

September 30, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,851,214	$-	$-	$2,851,214

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,766,959	$-	$-	$3,766,959
Other liabilities – warrants	$-	$-	$2,006,850	$2,006,850

6.	SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to September 30, 2011, and has concluded that no subsequent events have occurred that would require recognition or disclosure in the consolidated condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes thereto as filed with this report.

Forward Looking Statements

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information.  Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, need for financing, competitive position, potential growth opportunities, potential operating performance improvements, ability to retain and recruit personnel, the effects of competition and the effects of future legislation or regulations.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct.  Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

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

Background

We are a mineral exploration company.  We hold mining concessions comprised of 33 registered mining exploitation concessions, and five exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (hereinafter referred to as “Cerro Blanco”).  We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered.  Our primary expenditures at this stage consist of acquisition and exploration costs and general and administration expenses.  We have produced no revenues, have achieved losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

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

As reported in a news release of April 6, 2011, assay data from a completed in-fill drill program at the Las Carolinas prospect consisting of 54 diamond drill holes totaling 7,047 meters has been received.  Geological staff and outside technical consultants are updating a new resource model and undertaking Whittle pit design work for mine planning purposes.  In addition, the Company’s environmental consultant was contracted to complete the final phase of winter baseline field monitoring at the Las Carolinas prospect.  Data from this and past monitoring studies will form the basis of an environmental impact study for the Cerro Blanco project.

Management is now beginning to evaluate technical proposals from qualified engineering firms for final engineering and process design work.  Depending on results from test work currently underway, the final process design may include a sodium feldspar recovery circuit.  Management visited SGS in Lakefield, Ontario where test work to produce a commercial grade sodium feldspar concentrate for glass and ceramics application is nearing completion.  The sodium feldspar concentrate would be produced as a by-product from rutile flotation tailings.  If this test work and follow-on marketing are successful, the sale of sodium feldspar could have a significant positive impact on overall project economics.

During third quarter, 2011 we received the final report from SGS Lakefield (“SGS”) dealing with processing Cerro Blanco rutile tailings.  Utilizing rutile tailings from the previously reported pilot plant test work, SGS examined a number of metallurgical parameters including differential flotation of sodium and potassium feldspars through the use of a variety of flotation collectors and activation modifiers.  More than twenty separate flotation tests were carried out to optimize the process flow sheet. Locked cycle tests were then performed and repeated to confirm reproducibility.  Test results established that under optimum conditions a sodium feldspar concentrate assaying 9.96% Na2O and 0.19% Fe2O3 could be produced.  Silica and alumina levels were 66.30% SiO2 and 21.00% Al2O3 respectively.  Importantly, in all tests iron content in concentrate assayed less than 0.3% Fe2O3.  The report recommends further test work which would eventually involve a full scale pilot plant similar to that used to test the Cerro Blanco rutile concentrate process flow sheet.  Depending on results from any pilot plant test work and follow-on marketing, the final process design for Cerro Blanco may eventually include a sodium feldspar recovery circuit which could have a significant positive impact on overall project economics.  At this point, we are advancing the project to final feasibility solely on the basis of rutile so as not to delay the onset of mine production.

On July 6, 2011, the Company appointed Dr. Antonio Luraschi as Project Manager, effective August 1, 2011.  Reporting to the President of White Mountain, Dr. Luraschi is responsible for over-seeing all disciplines necessary to take the project to the final feasibility stage.  Dr. Luraschi obtained degrees in Metallurgical and Chemical Engineering from the University of Concepcion, Chile in 1970, and a Ph.D. in Metallurgy from Massachusetts Institute of Technology in 1976.  A fluent speaker of Spanish and English, Dr. Luraschi also has a working knowledge of French and Italian.

Most recently, Dr. Luraschi was employed by AMEC International Ltd. in Chile as Metallurgical Consulting Manager.  Previously he was a partner with CADE-IDEPE (a Chilean engineering firm acquired by AMEC in 2007) where he was responsible for the metallurgical process aspects of numerous mining projects, including projects for such companies as Anglo American, Codelco and Xstrata.  Over his career, Dr. Luraschi has developed more than sixty applied research and development project engineering solutions.  These solutions fall within the fields of copper pyrometallurgy and electrometallurgy as well as extractive metallurgy of gold and silver and specialty metals such as molybdenum, titanium, vanadium and germanium.  During third quarter 2011, the Company added four professional engineers to its project team.  Reporting to Dr. Luraschi, the additional personnel’s responsibilities cover a broad range of activities including permitting and environmental, mine planning and design, process engineering (including electrical and mechanical disciplines), infrastructure and costing.  Together with management and consultants, the project team will be responsible for taking the Cerro Blanco project to final feasibility.

We now have a numerically small but experienced team as well as a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation.  The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year.  With the announcement of our first definitive off-take agreement, particulars of which are set out below, we now intend to undertake a second, in-fill and set-out drilling program on Las Carolinas as well as an initial drilling program on La Cantera to provide data for mine planning and design; advance discussions with respect to access and surface rights as well as the supply of power and water; expedite an environmental impact study and permitting program and commission an independent engineering firm to assist with the preparation of a final feasibility study.  As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed by the end of March, 2012, subject to the availability of funds, personnel and equipment.  We estimate the cost to take the project to the point of completing a final engineering feasibility study at approximately $4,500,000, including general and administrative and marketing expenses.  As of November 1, 2011, our cash position was approximately $2,700,000.  We believe we will require additional financing to complete the full feasibility study

Since October, 2010 the Company has announced that it has signed four Letters of Intent for off-take agreements with pigment producers for the supply of standard grade rutile concentrate.  The Letters of Intent, which at this stage are non-binding on the parties and subject to the successful completion of a bankable feasibility study, are covered by non-disclosure agreements.  During third quarter, 2011 the Company entered into its first off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project.  Under the agreement, the pigment producer will purchase 25,000 tonnes per annum of the Company’s standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Deliveries must commence no later than September, 2014 and would run to December, 2016. The term of the agreement may then be extended by mutual agreement.

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

The Company has been advised by its titanium marketing consultant that as titanium slag would normally be considered an inferior feedstock compared to rutile, recent spot price increases for slag suggest that medium-term contract prices for rutile - which would comprise all of White Mountain’s proposed production - could approach or possibly exceed US$1,000 per tonne.  Given these price developments for rutile and the fact that the Cerro Blanco project is being advanced towards final engineering feasibility, the Company is increasingly being approached by parties interested in supplying services to and financing development of the project, securing rutile concentrate under long-term contract and collaborating on the Chinuka titanium metal technology.  Management is in various stages of negotiations with these parties.

On October 1, 2010 we issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”).  We now have access to the Chinuka Process for the Cerro Blanco project.  La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license.  As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•
4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena).  These shares are to be released from escrow over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena.  As at September 30, 2011, 2,500,000 shares had been released from escrow and 1,500,000 shares remained in escrow.  The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

•
The expenditure of $5,000,000 by the Company within five years of closing to advance development of the Chinuka Process towards commercialization. As at September 30, 2011 the Company had expended approximately $250,000 for lab scale research related to the Chinuka Process;

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

At the end of December, 2010 the quarterly progress report advised that research continued to examine the refining and electrolytic deposition of pure titanium metal from Ultra-fine rutile concentrate feedstock sourced from the Company's Cerro Blanco project in Chile, the improvement of overall process recovery and the optimization of cell voltage and current density.  Preliminary results from this test work indicate that the residual oxygen content in titanium sponge metal deposited from molten salts using the Chinuka Process is approximately 1 wt%.  This reported weight per cent figure represents an average for several test runs completed during the second quarter.  Based on these results, an examination of the potential use of final acid leaching to lower oxygen content further to approximately 0.5 wt% (a commercial weight per cent specification for sheet rolled titanium metal) was initiated and continued into the current quarter.

In addition to examining acid leaching of titanium sponge metal, research undertaken during the quarter ended December 31, 2011 started to focus on the adaptability of the Chinuka Process.  Subsequent test work undertaken during the quarter ended March 31, 2011 succeeded in demonstrating the possibly of producing titanium metal powder (a higher value product than titanium sponge metal) directly from concentrate.  Current test work is examining the possible utilization of lower grade rutile and ilmenite concentrates as the process feedstock.  Ilmenite is the most common form of titanium concentrate, however many ilmenites have impurities which preclude their use in paint and pigment applications.

We are very encouraged by the results to date of the new metal technology.  Should we continue to have success with this technology at a lab scale, we may consider building a pilot plant to scale up the test work.

Results of Operations

The Company recorded a loss of $2,665,026 for the three months ended September 30, 2011 (nine months period ended or Year to date (“YTD”): $7,424,107) ($0.05 and $0.13 respectively per weighted average common share outstanding) compared to income of $270,423 (YTD: (loss of $ 210,130)) ($0.01 per share) for the comparable interim periods in 2010.

The loss in the nine months ended September 30, 2011 and 2010 are both materially affected by the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging.  ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009.  For the nine months ended September 30, 2011, the Company recorded a fair value loss of $543,150 on the warrants.  For the nine months ended September 30, 2010, the Company recorded a gain of $2,033,625.

The Company had a foreign exchange loss of $22,501 (YTD: $288,883) for the three and nine months ended September 30, 2011 compared to a gain of $3,062 (YTD: loss of $23,620) in 2010.  This is a direct result of the weakening of the US dollar compared to the Chilean Peso.

Excluding the above, the Company’s loss from operations was $2,642,796 (YTD: $6,594,315) in 2011, compared to a loss of $555,493 (YTD: $2,229,203) in the three and nine month periods ending September 30, 2010.

The most significant differences were that (1) in the three month period ended September 30, 2011, the Company expended $193,806 (YTD: $1,717,194) on exploration programs in the field, including drilling, compared to $110,007 (YTD: $246,091) for the comparable period of 2010; and (2) total stock based compensation for shares issued and warrants granted of $1,901,227 (YTD: $3,168,911) was recorded for common shares granted under Stock Plan grants, compared to $69,406 (YTD: $989,082) for 2010.

Otherwise, many expenses continue to be comparable this quarter to the comparable quarter of 2010, except for the following material items:

•
Advertising and Promotion of $17,572 (YTD: $60,865 (2010: 47,212 and 79,052), Investor relations of $nil (YTD: $62,298) (2010: $335), and Travel of $55,469 (YTD: $172,698) (2010: $30,181 and $78,008) were all up significantly as the Company engaged outside advisors to provide market awareness and information dissemination services, and traveled significantly to meet with investors and with consultants; and

•
Amortization of $76,221 (YTD: $250,120 (2010: $7,363 and $21,166) reflects normal amortization of fixed assets and the amortization of the technology rights which commenced in late 2010.  In addition, during the quarter, the Company ramped up operations in the Chilean office to meet the needs of the pending final feasibility study.  Just under $100,000 of fixed assets were added during the quarter, the primary effect of which will be felt in the coming quarters.

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

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” eliminating the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity. The standard requires other comprehensive income be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of net income. This standard is not likely to change the presentation of our financial statements or affect the calculation of net income, comprehensive income or earnings per share. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during our most recent quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification by Principal Executive Officer (1)
31.2	Rule 15d-14(a) Certification by Chief Financial Officer (1)
32.1	Section 1350 Certification of Principal Executive Officer (1)
32.2	Section 1350 Certification of Chief Financial Officer (1)
101.	INS	XBRL Instance Document
101.	SCH	XBRL Taxonomy Extension Schema Document
101.	CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.	DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.	LAB	XBRL Taxonomy Extension Label Linkbase Document
101.	PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: November 7, 2011	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: November 7, 2011	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)