Form 10-K
period 2011-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2012-03-29
CIK 1284766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No☐

(2) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $70,879,558 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 22, 2012, there were 59,075,441 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

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

Throughout this report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to White Mountain Titanium Corporation, a Nevada corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Overview

White Mountain Titanium Corporation is an exploration stage company. We were incorporated in the State of Nevada on April 24, 1998. The Company has not been party to any bankruptcy, receivership or similar proceedings nor has it undertaken any material reclassification, merger, consolidation, or purchase or sale of a significant amount not in the ordinary course of business over the last three years. We have six wholly owned subsidiaries: Sociedad Contractual Minera White Mountain Titanium a Chilean stock company which holds our Chilean mining concessions and conducts our principal operations; White Mountain Titanium Corporation, a Canadian stock company which provides management and administrative services on behalf of the US parent; White Mountain Minerals Ltda., White Mountain Metals Ltda., and White Mountain Energy Ltda., all of which are inactive Chilean companies, and White Mountain Titanium (Hong Kong) , a Hong Kong company which is inactive.

We hold mining concessions comprised of 33 registered mining exploitation concessions, and five exploration concessions, over approximately 8,225 hectares located approximately 39 kilometers west of the City of Vallenar in the Atacama, or Region III, geographic region of northern Chile (hereinafter referred to as “Cerro Blanco”). We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our principal business is to explore for and develop natural rutile deposits on our Cerro Blanco mining concessions. In addition, we are conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions.

Exploration drilling by us and the previous owner has defined rutile mineralization. Outside metallurgical test work has demonstrated that this mineralization can be concentrated to a level meeting buyer specifications and can be produced using a conventional milling and flotation process.

Assay data from a completed in-fill drill program at the Las Carolinas prospect consisting of 54 diamond drill holes totaling 7,047 meters has been received. Geological staff and outside technical consultants are updating a new resource model and undertaking Whittle pit design work for mine planning purposes. In addition, we have engaged an environmental consultant to complete the final phase of winter baseline field monitoring at the Las Carolinas prospect. Data from this and past monitoring studies will form the basis of an environmental impact study for the Cerro Blanco project.

During the third quarter of 2011, we received the final report from an outside testing facility dealing with processing Cerro Blanco rutile tailings. Utilizing rutile tailings from the previously reported pilot plant test work, the laboratory examined a number of metallurgical parameters including differential flotation of sodium and potassium feldspars through the use of a variety of flotation collectors and activation modifiers. More than twenty separate flotation tests were carried out to optimize the process flow sheet. Locked cycle tests were then performed and repeated to confirm reproducibility. Test results established that under optimum conditions a sodium feldspar concentrate assaying 9.96% Na2O and 0.19% Fe2O3 could be produced. Silica and alumina levels were 66.30% SiO2 and 21.00% Al2O3 respectively. Importantly, in all tests iron content in concentrate assayed less than 0.3% Fe2O3. The report recommends further test work which would eventually involve a full scale pilot plant similar to that used to test the Cerro Blanco rutile concentrate process flow sheet. Depending on results from any pilot plant test work and follow-on marketing, the final process design for Cerro Blanco may eventually include a sodium feldspar recovery circuit which could have a significant positive impact on overall project economics. At this point, we are advancing the project to final feasibility solely on the basis of rutile so as not to delay the onset of mine production.

On July 6, 2011, the Company appointed Dr. Antonio Luraschi as Project Manager, effective August 1, 2011. Reporting to the President of White Mountain, Dr. Luraschi was engaged for a six month period to recruit and oversee all disciplines necessary to take the project to the final feasibility stage. Dr. Luraschi obtained degrees in Metallurgical and Chemical Engineering from the University of Concepcion, Chile in 1970, and a Ph.D. in Metallurgy from Massachusetts Institute of Technology in 1976. A fluent speaker of Spanish and English, Dr. Luraschi also has a working knowledge of French and Italian. Prior to his engagement with White Mountain, Dr. Luraschi was employed by AMEC International Ltd. in Chile as Metallurgical Consulting Manager. Previously, he was a partner with CADE-IDEPE (a Chilean engineering firm acquired by AMEC in 2007) where he was responsible for the metallurgical process aspects of numerous mining projects, including projects for such companies as Anglo American, Codelco and Xstrata. Over his career, Dr. Luraschi has developed more than sixty applied research and development project engineering solutions. These solutions fall within the fields of copper pyrometallurgy and electrometallurgy as well as extractive metallurgy of gold and silver and specialty metals such as molybdenum, titanium, vanadium and germanium. During third quarter 2011 and on the recommendation of Dr. Luraschi, the Company added four professional engineers to its project team. These additional personnel’s responsibilities cover a broad range of activities including permitting and environmental, mine planning and design, process engineering (including electrical and mechanical disciplines), infrastructure and costing. Together with management and consultants, the project team will be responsible for taking the Cerro Blanco project to final feasibility. Upon completion of his six month engagement with the Company, Dr. Luraschi returned to his former employer, AMEX International Ltd.

We now have a numerically small but experienced team as well as a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation. The extent to which this engineering work could be incorporated into a feasibility study will depend on factors such as optimal plant sizing and configuration based on product volumes and specifications set out in off-take contracts and process design, the latter to be determined by refinements coming out of the metallurgical test work and pilot scale testing completed last year. With the announcement of our first definitive off-take agreement, particulars of which are set out below, we now intend to undertake a second in-fill and set-out drilling program on Las Carolinas as well as an initial drilling program on La Cantera to provide data for mine planning and design, advance discussions with respect to access and surface rights as well as the supply of power and water, expedite an environmental impact study and permitting program, and commission an independent engineering firm to assist with the preparation of a final feasibility study. As some of these activities would be undertaken in tandem, we believe a feasibility study could be completed in the second half of 2012, subject to the availability of funds, personnel and equipment. We estimate the cost to take the project to a final engineering feasibility stage at between $4,700,000 and $7,200,000, with the principal areas of cost variability being meterage of the final drill program, mine planning, third party engineering and environmental compliance. We believe we will require additional financing to complete the full feasibility study.

Since October, 2010 we have entered into five letters of intent for off-take agreements with pigment, welding materials and titanium metals producers for the supply of standard and fine grade rutile concentrate from the Cerro Blanco project. During the third quarter of 2011, one of these letters of intent with a major international pigment producer was formalized into a definitive off-take agreement. Under the agreement, the pigment producer will purchase 25,000 tonnes per annum of the Company’s standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Deliveries must commence no later than September, 2014 and would run to December, 2016. The term of the agreement may then be extended by mutual agreement.

The Chinuka Process

On October 1, 2010 we issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”). We now have access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•	4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena). These shares are to be released from escrow over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As at December 31, 2011, 2,875,000 shares had been released from escrow and 1,125,000 shares remained in escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

•	The expenditure of $5,000,000 by the Company within five years of closing to advance development of the Chinuka Process towards commercialization. As at December 31, 2011, the Company had expended approximately $443,562 for lab scale research related to the Chinuka Process;

•	A 2% gross royalty payment to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process, and to make advance minimum royalty payments to La Serena of $200,000 per year commencing 5 years after closing; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

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

Industry Background

The bulk of the world’s titanium is used as the metal oxide, titanium dioxide (TiO2). The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668 C, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About 5% of the world’s titanium is used as the metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is as strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion; it is almost as resistant as platinum, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2009
Industry	Percent
Paint and Coatings	58.6%
Plastics and Rubber	25.5%
Paper	9.4%
All Other*	6.5%

* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink.

Source: U.S. Geological Survey, 2009 Minerals Yearbook, “Titanium”, April 2011. This and other U.S. Geological Survey publications referenced in this Titanium Industry and Market Overview can be found online at http://minerals.usgs.gov/minerals/pubs/

The table below gives a broad picture of principal uses for titanium dioxide.

Uses of Titanium Dioxide
Industry	Use
Paints & Pigments	Paints, coatings, lacquer, varnishes, to whiten and opacity polymer binder systems, to provide coating and hiding power, and to protect paints from UV radiation and yellowing of the color in sunlight.
Plastics	To ensure high whiteness and color intensity, and increase plastic impact strength in such items as window sections, garden furniture, household objects, plastic components for the automotive industry.
Paper	Additive to whiten and increase opacity of paper.
Cosmetics	Protection against UV radiation in high-factor sun creams; to give high brightness and opacity in toothpaste and soaps.
Food	High brightness and opacity in foods and food packaging.
Pharmaceuticals	High chemical purity titanium dioxide is used as a carrier and to ensure brightness and opacity.
Printing Inks	Protection against fading and color deterioration.
Other	Titanium dioxide is used in chemical catalysts, wood preservation, rubber, ceramics, glass, electroceramics, welding fluxes, and high temperature metallurgical processes.

The following table sets forth the estimated world reserves of titanium minerals based upon global resources of titanium minerals.

World Reserves of Ilmenite and Rutile (‘000 tons TiO2)
Country	Ilmenite	Rutile
Australia	100,000	18,000
Canada	31,000	-
China	200,000	-
India	85,000	7,400
Norway	37,000	-
South Africa	63,000	8,300
Ukraine	5,900	2,500
U.S.	2,000	-
All Other	96,100	5,800

Source: U.S. Geological Survey, Mineral Commodity Summaries, “Titanium and Titanium Dioxide”, January 2012

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

Demand for Titanium Pigment

An assessment of historical data contained in the U.S. Geological Survey publication “Titanium Minerals Handbook, 1970 – 2007” shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons in 1970 to 3.9 million tons in 2000. Demand declined to 3.7 million tons in 2001, rebounded to approximately 4.0 million tons in 2002 and steadily increased to approximately 4.9 million tons in 2007. Since 2007, demand for titanium pigment has continued to grow together with installed capacity. In their Mineral Commodity Summaries, “Titanium and Titanium Dioxide, January 2012” the U.S. Geological Survey estimate 2011 world titanium dioxide pigment capacity at 6.55 million tons.

Titanium Dioxide Prices

The U.S. Geological Survery Mineral Industry Surveys, “Titanium in the Third Quarter 2011, January 2012” published prices for bagged rutile mineral concentrates were quoted at $1348 - $1600 per tonne, up from $725- 800 quoted in the same period in 2010. By comparison, published prices for ilmenite concentrates in the third quarter of 2011 ranged from $140 - $250 per tonne up from from $65 - $85 per tonne quoted in the same period in 2010.

Price realizations for titanium feedstock suppliers are rising due to supply constraints, higher energy costs, and increasing demand for pigment and metal. In their Commodities Forecast Update dated January 17, 2012, Credit Suisse comments, “Rutile and synthetic rutile prices have quadrupled in just over 12 months based on average settlements reported by dominant producer Iluka. Rutile prices were capped at $550/t in 2010, but averaged $1,055/t in 2H11 and announced price settlements for 1H12 average $2,450/t in 1H12. Sierra Rutile has negotiated even better prices, averaging $2,530/t for 1Q’12. Synthetic rutile prices are lower than rutile, but have increased by similar proportions. Synthetic rutile should average $2,000/t in 1H12, from $440/t in 2010.” The report goes on to comment that major producers of rutile are moving away from long-term contracts to shorter timescales, and forecasts average rutile prices in 2012 and 2013 at $2,575 per tonne and $2,850 per tonne, respectively.

Competition

Once in production, we will compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Titania A/S as well as other projects proposed for development. Each of the existing producers has an operating history as well as proven reserves and resources; however the majority of their collective production is in the form of ilmenite or synthetic rutile, not natural rutile.

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

The Company currently has one off-take contract signed and management intends to sign up additional buyers for rutile concentrate from the Cerro Blanco project. We anticipate that the concentrate would be transported by ship which makes the location of the mining concessions near a port advantageous. Notwithstanding this, management will need to evaluate shipping rates and transit times when it obtains potential customers to determine whether existing prices for titanium would make sales to such customers economically viable.

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

Employees

Aside from our President, Michael P. Kurtanjek, who works full time for our company, and our directors and executive officers that donate a portion of their time to our business, we currently have only one other full-time employee who works as our office manager in Santiago. We continue to be dependent upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have, at this stage, any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and its Business

Our independent auditor has stated there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2011 and 2010 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2011, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2011, we have continued to experience losses from operations. We have continued to fund operations through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned mineral exploration activities and completing a feasibility study on our mining concessions. Our ability to continue as a going concern following the completion of the feasibility study on our mining concessions is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Because of our reliance on a single mining project, there is a substantial risk that our business may fail.

The Cerro Blanco property is our only mining project. Without the completed final feasibility study there is no assurance that this property contains any reserves which could be economically and legally extracted or produced, in which event the funds that we spend on exploration would be lost and we would be forced to cease operations. Our business plan is to explore solely for titanium deposits or reserves on the Cerro Blanco mining concessions. If this exploration program is unsuccessful, we will be unable to continue operations.

Because of the speculative nature of exploration of mining concessions, there is a substantial risk that our business may fail.

Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore. The likelihood of our mining concessions containing economic mineralization or reserves, or our ability to produce a rutile concentrate meeting buyers’ specifications for particle size, concentrate levels, or calcium and impurities, is not assured.

Even if we substantiate commercial reserves of titanium on the Cerro Blanco property, we may not be able to successfully commence commercial production unless we receive additional funds, for which there is no present arrangements or agreements.

We estimate that if we are able to raise the maximum funds through various offerings, of which there is no assurance, we will have sufficient funds to complete all intended exploration of the Cerro Blanco property, but we may encounter contingencies or additional costs not presenting contemplated. We have not yet commenced principal mining operations on the property and we have no income. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and to construct mining and processing facilities. If our exploration programs are successful in establishing titanium dioxide reserves of commercial tonnage and grade, we will require additional funds in order to place the mining concessions into commercial production. At present we do not have any source of this additional funding and there is no assurance that we will be able to obtain such financing.

Should we determine that there are estimates of proven and probable reserves, they are subject to considerable uncertainty. Such estimates are, to a large extent, based on specific commodity prices and interpretations of geologic data obtained from drill holes and other exploration techniques. Producers use feasibility studies to derive estimates of capital and operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, the costs of comparable facilities, the costs of operating and processing equipment and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of exploration before production and, during that time, the economic feasibility of exploiting a discovery may change.

The most likely source of future funds presently available to us to commence commercial production is through the sale of equity capital. However, we do not currently have any arrangements in this regard. Any sale of equity securities will result in dilution to existing shareholders. As an alternative for the financing of commercial production we could seek to locate a joint venture partner to provide a portion or all of the required financing or through the sale of a partial interest in the Cerro Blanco property to a third party in exchange for cash or production expenditures. Although we have engaged in preliminary discussions with potential joint venture partners, we presently have no sources for this type of alternative financing.

We have an absence of historical revenues and no current prospects for future revenues. We also have a history of losses which we expect to continue into the future. Our current cash resources are insufficient to meet our obligations through the exploration stage, and if we are unable to secure additional financing, we will either have to suspend or cease operations.

We have been engaged in the exploration of minerals for several years and have not generated any historical revenues relating to our mineral exploration activities. We have incurred cumulative net losses of $34,848,633 from these activities through December 31, 2011, and anticipate a net loss until we are able to commence principal mining operations, if ever. During this exploration stage we have no source of funding to satisfy our cash needs except for our existing cash resources, which management estimates will not be sufficient to meet our cash needs to complete all of our planned mineral exploration activities and a feasibility study. The scope and cost of a feasibility study will be dependent upon factors such as plant size and process recovery design, neither of which will be known until further metallurgical testing and product marketing are completed. As such, we have no plans for revenue generation and we do not anticipate revenues from operations unless we are able to locate an economic ore body, commence principal mining operations, and are able to sell the concentrate. There is no assurance that management’s estimates of the costs of exploration and completion of the feasibility study are accurate, or that contingences will not occur which will increase the costs of exploration. Even if we locate an ore body, we may not achieve or sustain profitability in the future. If we are unable to secure additional financing and do not begin to generate revenues or find alternate sources of capital before our cash resources expire, we will either have to suspend or cease operations.

We have entered into off-take agreements which are conditioned upon our ability to commence principal mining operations. Increased production costs could affect our future profitability.

Costs at any mining location are affected by the price of input commodities, such as fuel, electricity and labor. Chile is heavily reliant on the importation of oil, natural gas, refined petroleum products and coal to meet its fuel and electricity needs. Since we acquired the Cerro Blanco project, global energy price and transportation cost increases have caused fuel and electricity prices in Chile to rise; labor costs in Chile have risen as well. A continuation of this trend of increasing costs could have a significant negative effect on the economics and the viability of our project.

Currency fluctuations may negatively affect costs we incur outside of the United States.

Currency fluctuations may affect our costs as a significant portion of our expenses are incurred in Chilean pesos. Over the past 18 months for example, we have seen dramatic swings in the Chilean trading range of the peso to the U.S. dollar. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period.

Current global financial conditions could adversely affect the availability of new financing and our operations.

Current global financial conditions have been characterized by increased market volatility. Several financial institutions have either gone into bankruptcy or have had to be re-capitalized by governmental authorities. Access to financing has been negatively impacted by both the rapid decline in value of sub-prime mortgages and the liquidity crisis affecting the asset-backed commercial paper market. We are wholly dependent on outside financing to meet our future operating needs and these factors may adversely affect our ability to obtain equity or debt financing in the future on terms favorable to us. Additionally, these factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. If such increased levels of volatility and market turmoil continue, our operations, and our ability to finance the capital costs of our project could be adversely impacted.

If we are unable to adequately prevent dust from our mining operations or to meet dust level standards established in any operating permit obtained in the future, we may be unable to commence or continue planned mining operations on the Cerro Blanco project, or the costs associated with the remediation of dust created from our mining operations could exceed amounts currently budgeted for compliance with anticipated standards.

We have not obtained our mining permit to commence principal mining operations on the Cerro Blanco project, nor have we completed an environmental impact study relating to our planned mining activity on the property which will be required to obtain this permit. Based upon our past environmental monitoring and base line studies prepared for us which cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations, we anticipate that the issue of airborne dust will be an issue closely reviewed and monitored by the government. Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley. Airborne dust from our mining operations could negatively affect agricultural plants or animals being raised in the area, or could negatively affect respiratory functions of persons living near the site. If we are unable to provide adequate remediation plans in our environment impact statement, we may be unable to obtain the necessary operations permit to commence principal mining operations. In the alternative, the government could require us to implement more costly remediation procedures to obviate any potential airborne dust contamination. Once we receive our operating permit, if we are unable to meet the standards for airborne particles set forth in the permit, we could be cited by the government for noncompliance and fined or we could be forced to cease mining operations until the problem is remedied, which could require more expensive remediation measures. In addition, if we exceed reasonable dust standards, neighboring communities and businesses, especially the agriculture business in the Huasco River valley, could seek monetary damages from damages caused by the dust created from our mining activities or could seek injunctive relief to terminate any mining operations causing damage to the community or business. We could incur increased operating costs from these actions and could be delayed in our planned mining activities, each of which would have a material negative impact on our ability to commence or engage in our planned mining activities.

Because we have not secured water rights and access to utilities for development of our mining concessions, there is no assurance that we would be able to develop the property.

We are subject to factors beyond our control, such as production costs, including the availability of adequate and cost-effective supplies of electricity, water, and diesel fuel to run the heavy equipment and backup generators. We have no current arrangements to provide electricity, water, or diesel fuel. While we believe that we have various alternatives available to us with respect to negotiating these arrangements, there is no assurance that we will be able to do so, or that the terms and costs of such arrangement or agreement will be satisfactory to us or within our current operating budget. Our inability to secure these items, or to obtain them at a reasonable cost, could affect our ability to proceed with the project if commercial reserves of titanium are discovered.

Commodity prices, including those for industrial minerals such as titanium dioxide, are subject to fluctuation based on factors that are not within our control, and a significant reduction in the commodity price for titanium dioxide could have a material negative impact on our ability to continue our exploration of our mining concessions or to raise operating funds.

Titanium dioxide pigment is used in a number of products, primarily paint and coatings, paper, and plastics, while titanium metal is used largely in the commercial airline, aerospace and defense industries. Any decline in the economy of these products or industries could have a material impact on the value of titanium. In addition, there are newly developing low-cost methods for developing titanium metal which may have an impact on the price of titanium. Also, there are existing lower-cost substitutes for titanium. For example, titanium competes with aluminum, composites, intermetallics, steel, and super alloys in high-strength applications. There are also a number of lower-cost ores which can be substituted for titanium in applications that require corrosion resistance or which can be used as a white pigment. Management is unable to presently predict the effect the decline in the economy or the use of titanium substitutes may have on the price of titanium in the future.

If we are able to commence commercial production, we will be in competition with a number of other companies, most of which are better financed than we are.

The market for titanium dioxide, as with other minerals, is intensely competitive and dominated, in this case, by a small number of large, well-established and well-financed companies, including Iluka Resources Inc., a subsidiary of Iluka Resources Ltd., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Titania A/S, which represent the world leaders in production of titanium mineral concentrates, as well as smaller titanium producers. All of the major competitors have longer operating histories and greater financial, technical, sales and mining resources than we do. Management cannot guarantee that should we commence mining operations, we will be able to compete successfully against other current mining companies.

Risks Related to Our Common Stock

There are a large number of shares issuable upon exercise of our outstanding options and warrants that may be available for future sale, and the sale of additional shares may depress the market price of our common stock.

As of March 22, 2012, we had 59,075,441 shares of common stock issued and outstanding, outstanding warrants to purchase up to 4,041,328 shares of common stock, and outstanding options to purchase up to 1,080,000 shares of common stock. We also have existing contracts which call for the issuance of up to 1,675,000 additional shares upon the occurrence of certain events. All of the warrants and options are immediately exercisable. The sale of these shares may adversely affect the market price of our common stock.

Because our shares are designated as “penny stock”, broker-dealers will be less likely to trade in our stock due to, among other items, the requirements for broker-dealers to disclose to investors the risks inherent in penny stocks and to make a determination that the investment is suitable for the purchaser.

Our shares are designated as “penny stock” as defined in Rule 3a51-1 promulgated under the Exchange Act and thus may be more illiquid than shares not designated as penny stock. The SEC has adopted rules which regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are defined generally as: non-Nasdaq equity securities with a price of less than $5.00 per share; not traded on a “recognized” national exchange; or in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $10,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a stock that is subject to the penny stock rules. Since our securities are subject to the penny stock rules, investors in the shares may find it more difficult to sell their shares. Many brokers have decided not to trade in penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. The reduction in the number of available market makers and other broker-dealers willing to trade in penny stocks may limit the ability of purchasers in this offering to sell their stock in any secondary market. These penny stock regulations, and the restrictions imposed on the resale of penny stocks by these regulations, could adversely affect our stock price.

Our board of directors can, without stockholder approval, cause preferred stock to be issued on terms that adversely affect common stockholders.

Under our articles of incorporation, our board of directors is authorized to issue up to 20,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes any shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any additional shares of preferred stock.

Our board of directors has adopted a shareholder rights plan which may make it more difficult for a third party to effect a change-of-control.

Our board of directors has adopted a shareholder rights plan for the purpose of impeding any effort to acquire our company on terms that are inconsistent with its underlying value and which would not therefore be in the best interests of our stockholders. The existence of this or any shareholder rights plan will make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control that is not approved by our board of directors, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

We have not paid, and do not intend to pay, dividends and therefore, unless our common stock appreciates in value, our investors may not benefit from holding our common stock.

We have not paid any cash dividends since inception. We do not anticipate paying any cash dividends in the foreseeable future. As a result, our investors will not be able to benefit from owning our common stock unless the market price of our common stock becomes greater than the price paid for the stock by these investors.

The public trading market for our common stock is volatile and will likely result in higher spreads in stock prices.

Our common stock is trading in the over-the-counter market and is quoted on the OTC Bulletin Board and on the OTC Markets. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan pertaining to the Cerro Blanco mining concessions in Chile, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale. We do not anticipate that there will be any public trading market for the Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide disclosure in response to this item.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
El Barquito
El Salado
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
Mantos Verde
Laco de Oro
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
COPIAPO
Punta del Cobre
Ojos del Salado
TIERRA AMARILLA
Cerro Blanco Project
La Candelaria
Los Loros
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. We have converted our existing exploration licenses into 33 exploitation licenses. The tax payment for March 2008 was approximately $55,000 based upon the status of the mining concessions and the currency exchange rate at that time. The payments for March 2009, 2010, and 2011 were $55,000, $78,400, and $84,900, respectively, at the prevailing exchange rate. We estimate that the amount for 2012 will be $95,000.

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

The surface rights are owned by Agrosuper, a large Chilean agricultural concern. Upon completion of the final feasibility study, we intend to either negotiate surface rights with Agrospuper or to apply to local courts for these surface rights. This is an ongoing progress. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

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

In November and December 2000, a further study was commissioned by Dorado Recursos Minerales Chile S.A. to supervise the collection of a second bulk sample of 25 tons for metallurgical testing. Also during this program the Cerro Blanco area was geologically re-mapped. In August 2001, ownership of the property was transferred to Kinrade Resources Limited. Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract. In the fall of 2003 ownership of the property passed to Sociedad Contractual Minera White Mountain Titanium, formerly known as Compañía Minera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation. The purchase was completed in September 2005.

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

Exploration Results and Plans

During 2006, we undertook two separate drilling campaigns. The first was designed to test ore variability, and provided 15 different composites which were subjected to metallurgical testing. The second campaign, which commenced in October 2006, centered on an exploration program consisting mainly of infill and step out drilling, grade variability studies and regional reconnaissance in search of possible extensions to the mineralization and geologic modeling. On January 24, 2007, we announced that we had completed a 16-hole diamond drilling campaign, totaling over 2,900 meters at Cerro Blanco. The principal objectives of this campaign were to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west. Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent in for on-going metallurgical testing, and whole-core geotechnical testing has been carried out in respect of rock mechanics for mine planning purposes.

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

In early 2008, the Company built a 12 kilometer, 5 meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program, which involved two diamond drill rigs, commenced in late April and ran through June. Approximately 4,000 meters of drilling was completed. The Company is awaiting final analyses and a compilation report on the program.

In January 2008, the Company retained a consultant as a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”). The Technical Report, which was dated February 25, 2008, was based on extensive geological mapping, surface sampling, 14,078 meters of drilling and a geological model developed by the Company.

Following completion of the Technical Report, the Company retained the consultant to compile a NI 43-101 compliant preliminary assessment of the Cerro Blanco project (the “Assessment”). The Assessment, which was dated May 30, 2008, incorporated by reference the Technical Report as well as reports prepared for the Company by other independent experts in their fields. The latter reports include preliminary process engineering and costing report prepared by AMEC-Cade dated March, 2008, a preliminary pit design report prepared by NCL Ingenieria y Construccion dated May 2008, various metallurgical reports prepared by SGS Lakefield, an environmental base line study prepared by Arcadis Geotecnica dated December 2004 and titanium marketing information provided by the Company’s marketing consultant.

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

Based on these assumptions AMEC-Cade, our internationally recognized engineering contractor, designed a processing plant with an initial operating capacity of approximately 5.1 million tonnes per year, increasing to approximately 6.1 million tonnes per year by Year 4. They estimated a cost to construct the plant and ancillary facilities of US$117 million in direct costs and US$42 million in indirect costs, for a total of US$159 million. To this figure, and as this was a preliminary study, AMEC-Cade added a 20% contingency to arrive at a total estimated cost of US$190 million. With respect to processing plant operating costs, AMEC-Cade estimated site and transportation costs to port of US$3.60 per tonne processed (US$184 per tonne of rutile concentrate) in Year 1, dropping to US$3.50 per tonne processed (US$180 per tonne of rutile concentrate) in Year 4. The anticipated reduction in operating costs is attributed to increased volumes as well as increased efficiencies from the gravity pre-concentration circuit. Electric power consumption was the highest single cost item, comprising approximately 31% of the total estimated unit operating costs. AMEC-Cade recommended that the Company proceed to the pilot stage and investigate two possibilities for reducing capital costs: the use of sea water rather than desalinated water in the processing plant and sitting the plant elsewhere on the property to lower the installed cost of the conveyor. Two alternate sites were identified.

In December 2009, we announced completion of a detailed Stage 2 pilot plant test work program culminating in one 60 hour continuous test run. The primary objective of the Stage 2 pilot plant test work was to produce a natural rutile, titanium dioxide concentrate meeting the chemical and particulate specifications of titanium pigment and sponge metal producers. The test work was conducted on a 275 tonne bulk sample representative of currently identified, at and near surface natural rutile mineralization sourced from the Las Carolinas prospect at our Cerro Blanco project. The bulk sample, which was taken from an area of the Las Carolinas prospect which could be chosen to provide initial mine feed to a full scale process plant, assayed 2.9% TiO2.

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

Also in January 2010, we reported that we had successfully completed a locked cycle, flotation test work program to recover feldspar from natural rutile (titanium dioxide) flotation tailings.

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

With respect to mining, mining costs would be in addition to the processing plant operating costs estimates set out above. A preliminary mine plan will be prepared once further drilling has been completed. At present, NCL have modeled preliminary optimized pits for only the Central Zone of the Las Carolinas prospect on the assumption that this could be the initial pit area. The pits were modeled using 10 x 10 x 10 meter blocks and base case pit wall angles of 45 degrees, with sensitivities run at 50 degrees. Whilst the objective of our mapping, surface sampling and drilling programs is to both increase the quantity and classification of TiO2 resources on the Cerro Blanco property, the project is at an exploration stage and there is no guarantee of future exploration success or of economic viability. For these reasons, project cash flow estimates are not included in the Assessment.

Arcadis Geotecnica conducted an environmental base line study in 2005-2006 over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils. Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favored by reptiles. Six underground springs were identified, several with only seasonal flow. As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis. Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring. Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and indentified two areas for the possible stockpiling of waste rock. We retained Arcadis Geotechnica to complete the recommended follow up survey and no archaeological relics were found.

The Assessment concluded that results from the considerable body of work completed on the project to date support our recommended, phased work programs and that the estimated costs for the work programs were reasonable and adequate to the present stage of the project. The overall objective of our work programs is to complete an independent final feasibility study which supports the construction of a natural rutile, TiO2 mining operation on the property.

On July 7, 2010 we reported that road building and drill pad construction had been completed at the Las Carolinas prospect in readiness for a 7,500 meter diamond drilling program. The objective of the drilling program was to upgrade sufficient of the current resource to a measured and indicated classification to support a 5-6 million tonne per year mining operation for 20 years.

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

Work on the first of these, the drilling milestone, is underway. At the Las Carolinas prospect the Company’s geological staff has completed access roads to 50 new drill pads. The drilling at Las Carolinas will total approximately 7,500 meters, comprised of 50 diamond drill holes. This drilling, typically to an average depth of 150 metres, is designed to reclassify more of the established geologic resources to the measured and indicated categories with the objective of having sufficient ore to sustain a mining operation for 20 years. Drill work was completed in 2011 and the results have been incorporated into final pit design(s) and mine scheduling. We are now planning an additional drill program of approximately 5,300 meters which forms part fo the budget to take the project to final feasibility.

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

On December 21, 2010, we announced that we had signed a contract with SGS Lakefield (“SGS”) to conduct a further process development program for the recovery of high purity sodium feldspar concentrate from the Cerro Blanco Project. The objective of this program is to refine and optimize the sodium feldspar process flow sheet and to enhance overall concentrate specifications. Working on a feedstock derived from the tailings stream of earlier rutile pilot plant test work, SGS will examine the selective use of flotation activators and collectors and the effect of varying process conditions on the recovery of a high purity, sodium feldspar concentrate to a specification suitable for use in glass and ceramics applications. From a metallurgical perspective, findings from this process development program will add to the considerable body of Project information that already exists concerning the recovery of co-product feldspar. From a commercial point of view, samples of the resultant concentrate will be made available to several international industrial mineral companies who have expressed a possible interest in purchasing sodium feldspar concentrate produced from the Project.

We now have a considerable body of engineering design and process engineering work completed, both by us and previous owners, for the development of a large open pit mine and milling operation. We believe a feasibility study could be completed in the second half of 2012. We estimate the cost to take the project to the point of completing a final engineering feasibility study at between $4,700,000 and $7,200,000, including general and administrative and marketing expenses.

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

ITEM 3. LEGAL PROCEEDINGS

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board and OTC Markets under the symbol “WMTM.” The table below sets forth for the periods indicated the range of the high and low bid information as reported by a brokerage firm, as reported on the Internet, and/or as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Quarter	High	Low
FISCAL YEAR ENDED DECEMBER 31, 2010	First	$1.34	$0.94
	Second	$1.00	$0.35
	Third	$0.94	$0.75
	Fourth	$0.97	$0.90
FISCAL YEAR ENDED DECEMBER 31, 2011	First	$1.12	$0.97
	Second	$1.69	$1.10
	Third	$2.16	$1.50
	Fourth	$2.49	$1.90

Holders

At March 22, 2012, we had approximately 133 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended December 31, 2011, without registration under the Securities Act that have not been previously reported.

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

Initially, the Rights were attached to all certificates representing shares of our common stock then outstanding, and no separate certificates evidencing the Rights would be distributed. The Rights will separate from our common stock and a distribution of Rights Certificates (as defined below) will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (the “Stock Acquisition Date”) or (ii) 10 business days (or such later date as the Board of Directors may determine) following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 15% or more of the outstanding shares of our common stock (the earlier of such dates being called the “Distribution Date”).

Until the Distribution Date, (i) the Rights will be evidenced by our common stock certificates, and will be transferred with and only with the common stock certificates, (ii) new stock certificates issued after January 28, 2011, upon transfer or new issuance of our common stock contained a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any certificates for shares of our common stock outstanding will also constitute the transfer of the Rights associated with the common stock represented by such certificate.

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

Overview

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

Results of Operations

We recorded a loss for the year ended December 31, 2011 of $8,854,854 ($0.16 per weighted average common share outstanding) compared to a loss of $2,246,280 ($0.06 per weighted average common share outstanding) for 2010.

The loss in the both 2011 and 2010 increased as a direct result of the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC Topic 815 was effective January 1, 2009 resulted in a cumulative adjustment of $1,084,375 to accumulated deficit as of January 1, 2009. For the year ended December 31, 2011 we recorded a fair value change (loss) of $543,150 on warrants and $nil on preferred shares. The comparable effects in 2010 were a gain of $949,875 on warrants and $380,000 on preferred shares.

Excluding the above, and other items such as interest and foreign exchange, our loss from our operations was $8,009,190 for the year ended December 31, 2011. The result for the same period of 2010 was a loss of $3,565,136.

A significant difference in 2011 compared to 2010 was the level of exploration expenditures as the activities of the Company were moved back to the field from the pilot plant program. Exploration expense was $2,250,725 (2010 - $811,649), while engineering consulting expense was a recovery of $26,551 on a previously paid invoice (2010 - $42,799).

Advertising and Promotion was $71,399 (2010 - $91,583) as we actively worked to promote the Company in adverse markets.

Consulting fees were $456,653 (2010 - $206,505) as we expanded the use of consultants reflecting the expansion of activities in Chile, and a general increase in the use of consultants as we move towards final feasibility.

Consulting fees for directors and officers was $2,366,123 (2010 - $856,020). The increase was primarily due to stock based compensation of $1,971,000 (2010: $510,300). Underlying cash compensation did not increase materially.

Management fees of $1,292,898 (2010 – $620,689) also reflects stock based compensation expense increases from $460,609 in 2010 to $1,044,911 in 2011.

Investor relations expense of $82,340 (2010 - $335) reflects the re-entry of the Company into investor relations activities through the use of consultants and attendance at trade shows to increase the awareness of the Company by high net worth investors. Travel expenses similarly increased to $246,126 from $137,926 for this reason.

Research and development expenses of $276,760 (2010 - $166,802) reflects our ongoing commitment to furthering the potential of the Chinuka process. We anticipate that this area will continue to increase based on favorable results to date.

Amortization increased to $342,409 (2010 - $106,894) due to the $388,890 (2010 - $77,778) of amortization expense related to the technology rights.

Generally most other expenses were comparable or lower this year due to changes in operations and cost constraints applied earlier in the year. Office and rent related expenses rose as a result recognizing a full year of expenses in our new offices in Santiago.

Liquidity and Cash Flow

As of December 31, 2011 we had working capital of $1,802,594 (2010 - $3,384,696) including $1,983,725 (2010 - $3,766,959) of cash and cash equivalents.

During the year ended December 31, 2010, the Company completed an offering of 5,384,624 shares at a price of $0.65 per unit for total gross proceeds of $3,500,000. Share issuance costs for the private placement consisted of cash payments of $313,053 and issuance of 429,170 warrants at an exercise price of $0.65, to give net proceeds of $3,186,947.

We have prepared a 2012 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies. We anticipate that expenditures, net of interest income will be such that we will need to raise additional funds in 2012. We anticipate the need to raise approximately $6,000,000.

We anticipate 2012 expenditures on the engineering and marketing plans to be as follows:

	Minimum	Maximum
Geology & Further Drilling	$1,350,000	$2,050,000
Mine Planning & Design	700,000	1,250,000
Additional Process Test Work	150,000	300,000
Final Engineering Design	1,700,000	2,400,000
Environmental	700,000	700,000
G & A	100,000	100,000
Total	$4,700,000	$7,200,000

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

Off-Balance Sheet Arrangements

During the year ended December 31, 2011, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

We account for financial instruments or embedded features in accordance with Accounting Standards Codification Topic 815 - Derivatives and Hedging (ASC 815), which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. ASC 815 requires the warrants to purchase 6,875,000 shares of the Company’s common stock to be given the derivative treatment. The warrants had an exercise price of $0.50 per warrant and expire in July and September 2009, of which 4,250,000 warrants were extended to April 2011. As of December 31, 2009, the 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.08%, expected life of 1.25 years, an expected volatility factor of 84.10% and a dividend yield of 0.0%. The fair value of these warrants to purchase common stock was estimated to be $2,006,850 as of December 31, 2010 and as of December 31, 2011 the fair value was estimated to be $ nil, with a loss of $543,150 being recognized for the year ended December 31, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included following the signature page of this report.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 22, 2011, the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions	Director Since	Employment Background
Michael P. Kurtanjek	60	Director & President	2004	Mr. Kurtanjek has served as our President since February 2004. Mr. Kurtanjek holds a Ph.D. in Metallurgy from the University of Birmingham, U. K. In 1978 he joined British Steel, and worked on a variety of metallurgical projects in Europe, the Middle East and Asia. From 1988 to 1995, he worked in investment banking with James Capel & Co. and Credit Lyonnais Securities. From 1995 to 2004, he was a director of Grosvenor Corporate Capital Ltd., a private business consulting firm.

Howard M. Crosby	59	Director	2004	Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From 1994 to June 2006 he was president and a director of Cadence Resources Corporation (now Aurora Oil and Gas, Inc.), a publicly traded oil and gas company. From 2006 until 2008 he was the President and a director of Gold Crest Mines, Inc., a reporting company engaged in mining activities. He is also an officer and/or director of Plasmet Corp., Independence Resources, PLC, Southern Legacy Minerals, Inc., Seafield Resources, and Abot Mining Corp., none of which is a reporting company, except for Independence Resources, PLC.

Brian Flower	62	Director & Chairman	2005	Mr. Flower has served as our Chairman since September 8, 2006. He served as our Chief Financial Officer from February 1, 2005 through September 8, 2006. From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 2000, CFO and SVP, Corporate Development with Viceroy Resource Corp. as well as being President and director, Oro Belle Resources Corp. and Pacific Wildcat Resources Corp. and VP, Channel Resources Ltd. - all reporting companies. Since 2000, he has provided management consulting, advisory, officer and director services to private and public companies. In addition to White Mountain Titanium Corp., his reporting company clients have included Adamus Resources Ltd., Aurcana Corp., Apoquindo Minerals Inc., Colorado Resources Ltd., Orsa Ventures Corp., Pacific Wildcat Resources Corp. and Viceroy Resource Corp.

Charles E. Jenkins	56	Director & CFO	2007	Mr. Jenkins has served as our CFO since September 8, 2006. From November 2005 through August 2006 Mr. Jenkins served as the Vice-President of Finance for Conor Pacific Canada, Inc., a private merchant bank. From January 2005 until September 2005, he served as Controller and Acting CFO for Metamedia Capital Corp., a magazine publishing company. From May 2003 until December 2004 Mr. Jenkins was self-employed as a consultant providing controller or CFO duties for a number of private companies. Previously he had worked for 15 years at various brokerage houses in a corporate finance capacity. In addition to White Mountain Titanium Corp., Mr. Jenkins is CFO of Evolving Gold Corp. and Rock Tech Lithium Corporation.

Wei Lu	45	Director	2008	Wei Lu has been a partner of Cybernaut Capital Management Ltd, a private equity firm with a Greater China regional focus since 2008, and has over fifteen years of diverse experience in investment research and management as well as business operations. From 2005 until 2007 he was previously a vice president of The Blackstone Group, assisting in managing an Asia Pacific investment fund. Prior to Blackstone, from 2004 to 2005, he was a vice president and senior analyst at Oppenheimer Asset Management and a vice-president and senior analyst at Bank of New York Capital Markets from 1998 to 2001. From 2001 until 2004 he was also a co-founder and CFO of the San Francisco headquartered internet technology and consulting firm SRS2 Inc. Mr. Lu received an MBA degree from Northeastern University in 1993, an MS in Economics from the University of Connecticut in 1992, and a Bachelor of Science degree in International Business from Shanghai Jiaotong University in 1988. Mr. Lu is a Chartered Financial Analyst Charter holder.

John J. May	63	Director	2008	Mr. May has been a managing partner of City of Westminster Corporate Finance LLP, a financial consulting firm, since April 2008. He has also been a senior partner of John J. May Chartered Accountants since July 1994. Mr. May is a director of ; Petroleum Energy PLC; Red Leopard Holdings PLC and Specialist Engineering Group Plc which are listed on the AIM in theUK. In the USA he is a director of London Pacific Partners, Inc. an OTC Pink Sheets company.

Leadership Structure

Mr. Kurtanjek serves as our Chief Executive Officer and Mr. Flower serves as Chairman of our Board of Directors. The Board attempts to ensure that thorough, open and honest discussions take place at all Board and committee meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

Management is responsible for the day-to-day management of risks confronting our businesses, but our Board has broad oversight responsibility for our risk management programs, including enterprise strategic risk oversight. Our Board as a whole oversees risks related to our corporate and business strategies, operations and enterprise risk management. In performing its oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by our management are functioning, and that necessary steps are taken to foster a culture of risk-adjusted decision-making within our organization.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization

Audit and Compensation Committees

We have a standing audit committee composed of the following directors: Brian Flower, Wei Lu, and John J. May. The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor. Mr. Flower, because of his company’s consulting agreement with us under which he received approximately $213,360 during the year ended December 31 2011, would not be considered an independent member of the audit committee.

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

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Brian Flower, Chairman, Suite 2100-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael P. Kurtanjek	2011	221,640	nil	897,000	25,723	1,144,363
President and CEO	2010	184,920	60,205	340,200	22,173	607,498

Brian Flower	2011	213,360	nil	897,000	nil	1,110,360
Chairman	2010	160,080	60,205	340,200	nil	560,485

Charles E. Jenkins	2011	82,800	nil	182,000	nil	264,800
CFO	2010	82,800	nil	97,200	nil	180,000

(1)	Amounts shown represent base salary earned or paid during the fiscal year pursuant to management service agreements described below.

(2)	The fiscal 2010 bonus amounts for Messrs. Kurtanjek and Flower represent bonuses paid for the extension of the terms of their management services agreements. The Company granted to each of the parties five-year warrants to purchase up to 1,000,000 shares of common stock at $1.50 per share.

(3)	The grant date fair value of all stock awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2010, we granted 480,000 shares each to Messrs. Kurtanjek and Flower in accordance with our 2010 Management Compensation Plan and for fiscal 2011, we granted to each of them 150,000 shares under the plan. Also during fiscal 2011, we granted to Messrs. Kurtanjek Flower 200,000 shares each for reaching an operational milestone and 100,000 shares for director services.

(4)	The additional compensation for Mr. Kurtanjek represents the cost to us to maintain an apartment for him in Chile.

Executive Employment Agreements

On February 6, 2006, we entered into a one-year renewable Management Services Agreement effective February 1, 2006, with Mr. Kurtanjek for service as President and chief executive officer of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was amended on August 31, 2007, December 21, 2007, and January 1, 2010. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Kurtanjek’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $15,410. The term of the amended agreement expires on December 31, 2015, and will be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement may also be terminated by either party without cause upon six months’ written notice. Mr. Kurtanjek will also be entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Kurtanjek devotes essentially all of his time to the business of our company. Mr. Kurtanjek is also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study.

On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower. Under this agreement Mr. Flower will act as our Executive Chairman and will provide management services. This agreement was amended effective January 1, 2010. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Flower’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $13,340. The term of the amended agreement expires on December 31, 2015, and will be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement may also be terminated by either party without cause upon six months’ written notice. Mr. Flower will also be entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Flower devotes essentially all of his time to the business of our company. Mr. Flower is also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study.

Effective January 1, 2010, we entered into a Management Services Agreement with 0834406 BC Ltd., a corporation created under the laws of British Columbia, Canada, pursuant to which Charles E. Jenkins, one of our directors, has agreed to provide services as our Chief Financial Officer. The term of the agreement is for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it is terminated during the extended periods by either party. Under the new agreement we have agreed to pay a monthly fee of $6,900, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon three months’ written notice and at any time for cause. The new agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information. Mr. Jenkins devotes approximately half of his time to the fulfillment of the obligations under this agreement and services as our Chief Financial Officer.

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Michael P. Kurtanjek	150,000	0.50	8/31/2012

Brian Flower	50,000	0.50	8/31/2012

Charles E. Jenkins	240,000	0.50	8/31/12

Stock Option Plan

The options held by the named executive officers at year-end were granted pursuant to our Stock Option Plan adopted on August 30, 2005. Our shareholders approved the plan on November 10, 2006. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and to participate in the profitability of the company.

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

There are 5,049,054 shares of our common stock authorized for nonstatutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The number of shares of our common stock available for issuance under the plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of our common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2011:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Howard M. Crosby	0	182,000	78,000	260,000
Wei Lu	4,500	355,000	0	359,500
John J. May	4,500	355,000	0	359,500

(1)	Directors receive $1,000 plus expenses for attendance in person at each meeting of the Board of Directors and receive $500 for attendance at such meetings by conference telephone. Also non-executive directors who are members of committees of the board receive $1,000 plus expenses for attendance in person at each committee meeting and they receive $500 for attendance at committee meetings by conference telephone. In addition, each chairman of a committee receives $1,000 per meeting they chair.

(2)	For 2011 we granted stock awards of 30,000 shares to each director under our Management Compensation Plan. We also granted 100,000 shares each to non-executive directors for services as a committee member and 100,000 shares each to Messrs. Jenkins and Crosby for past services over the prior forty-eight months. Certain stock awards were issued under the respective management agreements to companies controlled in whole or in part by the director. The value of the shares was computed in accordance with FASB ASC Topic 718.

(3)	The additional compensation represents amounts paid under an existing agreement with this party as described below.

Management and Business Agreements

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

Also on January 26, 2012, the Board of Directors accepted the recommendation of the Compensation Committee and approved the granting of options to purchase 50,000 shares each to directors of the Company for services performed during 2011. The options will be issued on the date of our 2012 annual meeting of shareholders and are being awarded under our 2010 Stock Option/Stock Issuance Plan. The exercise price for each option will be $2.15 per share. The options will expire after five years and will be fully vested when granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 22, 2012, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) all directors and executive officers; and (iii) our directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]

Michael P. Kurtanjek 9 Church Lane Copthorne West Sussex, England RH10 3PT	4,315,795[3]	7.2%

Howard M. Crosby 6 East Rose Street Walla Walla, WA 99362	1,071,500[4]	1.8%

Brian Flower Suite 2100-1177 West Hastings Street Vancouver, British Columbia Canada V6E 2K3	2,602,833[5]	4.3%

Charles E. Jenkins Suite 2100-1177 West Hastings Street Vancouver, British Columbia Canada V6E 2K3	407,500[6]	*

Wei Lu 61 Wayne Rd Needham, MA 02494	780,000[7]	1.3%

John J. May 2 Belmont Mews Camberley Surrey GU15 2PH	700,000[8]	1.2%

Executive Officers and Directors as a Group (6 persons)	9,877,628	15.9%

Rubicon Master Funds[9] c/o Rubicon Master Fund Management LLP 103 Mount St. London W1K 2TJ United Kingdom	6,594,000	11.2%

La Serena Technologies Limited[10] 22/F, World-Wide House 19 Des Voeux Road Central, Hong Kong	3,200,000	5.4%

Knox, LLC[11] 1060 Vegas Valley Drive Las Vegas, NV 89109	5,769,231[12]	9.6%

Marathon Capital Management, LLC[13] 4 North Park Drive Suite 106 Hunt Valley, MD 21030	4,790,950	8.1%

*Less than 1%

1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 22, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2 Percentage based on 59,075,441 shares of common stock outstanding as of March 22, 2012.

3 Includes 150,000 shares issuable pursuant to vested options and 1,000,000 stock purchase warrants.

4 Includes 300,000 shares issuable pursuant to vested options.

5 Includes 50,000 shares issuable pursuant to vested options beneficially held by Mr. Flower and 1,000,000 stock purchase warrants.

6 Includes 240,000 shares issuable pursuant to vested options.

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

10 The board of directors retains voting and dispositive rights of these shares. Brian Flower and Michael P. Kurtanjek serve as two of the four members on the board of directors of La Serena.

11 Fredrick J. Mancheski has sole voting rights to these shares.

12 Includes 1,153,846 shares issuable upon exercise of warrants.

13 James Kennedy has sole voting rights to these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2011, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	1,080,000(1)	$0.74	350,001(1)
Equity compensation plans not approved by security holders	2,565,000	$1.28	2,336,094(3)
Total	3,645,000		3,399,596

(1)       Represents outstanding options and shares available for future issuance under the 2005 Stock Option Plan.

(2)       Represents shares available for future issuance under the 2010 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2011 Rubicon Master Fund, a party beneficially owning in excess of 5% of our outstanding common stock at the time, exercised outstanding warrants and purchased 4,250,000 shares from us for gross proceeds of $2,125,000.

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena. We issued 4,000,000 shares of our common stock valued at $2,800,000 as an initial royalty under the agreement, of which 3,200,000 shares were issued to La Serena and 800,000 to Chinuka. As of December 31, 2011, 2,187,500 shares were delivered to Chinuka, 687,500 were delivered to La Serena, and the balance are held in escrow deliverable as follows: 37,500 to Chinuka and 337,500 to La Serena at the end of each of the following calendar quarters until all of the shares have been released from escrow. We are also obligated during the first four years of the agreement to make cumulative expenditure of $5,000,000 towards the development of the technology. During the years ended December 31, 2011 and 2010, we spent $276,760 and $166,802, respectively, toward the development of the technology. Michael P. Kurtanjek, our President and a director, and Brian Flower, our Chairman, serve as two of the four directors and officers of Chinuka and La Serena and own in excess of 10% of the equity interest in each entity. Howard M. Crosby, one of our directors, owns less than 10% of the equity interest in each entity and does not serve as a director or officer of either entity.

On January 31, 2011, Trio International Capital Corp, a company in which Mr. Flower owns one-third interest through his company, Chapelle Capital Corp., exercised options to purchase 400,000 shares of common stock at $0.50 per share. The options were granted on February 8, 2005, under our 2005 Stock Option Plan. Mr. Flower owns 133,333 of these shares through Chapelle.

On May 31, 2011, Mr. Kurtanjek exercised options to purchase 600,000 shares of common stock at $0.50 per share. The options were granted on May 31, 2004, under our 2005 Stock Option Plan.

On July 15, 2011, Crosby Enterprises, an entity owned and controlled by Mr. Crosby, one of our directors, exercised options to purchase 200,000 shares of common stock at $0.50 per share. The options were granted on August 18, 2005, under our 2005 Stock Option Plan.

On August 31, 2007, we granted options to the following parties: Mr. Crosby for 100,000 shares; Charles E. Jenkins, our CFO and a director, for 300,000 shares; Mr. Kurtanjek for 150,000 shares; and Trio International Capital Corp. for 150,000 shares. The options are exercisable at $0.50 per share and expire on August 31, 2012. On January 21, 2011, Mr. Jenkins exercised 60,000 of his options and purchased 60,000 shares. The options were granted on August 18, 2005, under our 2005 Stock Option Plan. In August, 2010, Trio International Capital Corp. distributed the options to its owners and Mr. Flower received 50,000 of the original 150,000 granted to the entity.

On June 30, 2008, we granted options to purchase 82,500 shares each to two of our directors, John J. May and Wei Lu. The options are exercisable at $1.00 per share and expire on June 28, 2013. The options were granted on August 18, 2005, under our 2005 Stock Option Plan.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE Amex Equities, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Wei Lu and John J. May meet this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2011 and 2010. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2011 were $64,400 (2010 - $56,500), (invoiced as C$65,700; 2010: C$57,300). This total includes $13,300 (C$13,600) for fees incurred for a review of the financial statements included in our forms 10-Q for the year ended December 31, 2011.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

Tax Fees

We paid $14,500 to our auditors for tax related work in 2011; (2010: - $10,100).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2011 and 2010.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010, 2009, and for the cumulative period from inception (November 13, 2001) through December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, 2009, and for the cumulative period from inception (November 13, 2001) through December 31, 2011

Consolidated Statements of Stockholders’ Equity from inception (November 13, 2001) through December 31, 2011

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Specimen certificate for Registrant’s common stock	SB-2	333-129347	4.1	10/31/05
4.2	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent	8-K	333-129347	4.1	1/18/11
10.1	2005 Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
10.2	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.3	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
10.4	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
10.5	Stock Issuance Form for 1010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10
10.6	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.7	Amendment No 1 dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.8	Amendment No. 2 dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.9	Amendment No. 3 effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.10	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	33-164963	10.33	2/12/10
10.11	Option Agreement dated August 31, 2007, with Michael Kurtanjek*
10.12	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-148644	10.29	12/31/09
10.13	Amendment No. 1 effective January 1, 2010, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.32	2/12/10
10.14	Warrant agreement dated February 7, 2010, with Chapell Capital Corp. *	S-1	33-164963	10.31	2/12/10

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
10.15	Option Agreement dated August 31, 2007, with Trio International Capital Corp.*					X
10.16	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.17	Management Services Agreement effective January 1, 2010, with 0834406 BC Ltd.*	S-1	333-164963	10.34	2/12/10
10.18	Option Agreement dated August 31, 2007, with Charles E. Jenkins*					X
10,19	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.20	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.21	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.22	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.23	Option Agreement dated August 31, 2007, with Howard M. Crosby*					X
10.24	Option Agreement dated June 30, 2008, with John J. May*					X
10.25	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-129347	10.1	8/10/09
10.26	Option Agreement dated June 30, 2009, with Wei Lu*					X
10.27	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-129347	10.2	8/10/09
10.27	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries					X
23.1	Consent of Smyth Ratcliffe, LLP, independent registered public accounting firm					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 26, 2012	By:	/s/ M.P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

	By:	/s/ C. E. Jenkins
Charles E. Jenkins, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ M. P. Kurtanjek	Director & President (Principal	March 26, 2012
Michael P. Kurtanjek	Executive Officer)

/s/ C. E. Jenkins	Director & Chief Financial Officer	March 26, 2012
Charles E. Jenkins	(Principal Financial and Accounting
Officer)

/s/ Brian Flower	Director and Chairman	March 26, 2012
Brian Flower

/s/ Howard Crosby	Director	March 26, 2012
Howard M. Crosby

/s/ Wei Lu	Director	March 26, 2012
Wei Lu

/s/ John May	Director	March 26, 2012
John J. May

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2011.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2011, 2010 and 2009

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation (an Exploration Stage Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the three years in the period ended December 31, 2011, and the cumulative period from inception (November 13, 2001) through December 31, 2011.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the White Mountain Titanium Corporation as at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, and the cumulative period from inception (November 13, 2001) through December 31, 2011 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“/s/ Smythe Ratcliffe LLP”

Chartered Accountants

Vancouver, Canada

March 26, 2012

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

As at	December 31, 2011	December 31, 2010

Assets
Current
Cash and cash equivalents	$1,983,725	$3,766,959
Prepaid expenses	80,970	64,209
Receivables (Note 11)	62,479	47,342
Total Current Assets	2,127,174	3,878,510
Property and Equipment (Note 5)	151,115	56,383
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	2,411,110	2,722,222

Total Assets	$5,341,349	$7,309,065

Liabilities
Current
Accounts payable and accrued liabilities	$324,580	$493,814
Other liabilities – warrants (Note 8(e))	-	2,006,850

Total Liabilities	324,580	2,500,664

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(a))
20,000,000 shares authorized
Nil (2010 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(b))
100,000,000 shares authorized
58,490,941 (2010 – 49,766,636) shares issued and outstanding	39,865,402	30,834,680
Subscriptions Receivable (Note 8(b))	-	(32,500)
Deficit Accumulated During the Exploration Stage	(34,848,633)	(25,993,779)

Total Stockholders’ Equity	5,016,769	4,808,401

Total Liabilities and Stockholders’ Equity	$5,341,349	$7,309,065

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

				Cumulative Period
				from Inception on
				November 13,
				2001 through
	Years Ended December 31,			December 31,
	2011	2010	2009	2011
Expenses
Advertising and promotion (Note 8(d))	$71,399	$91,583	$45,702	$389,646
Amortization	342,409	106,894	45,525	590,408
Bank charges and interest	27,060	10,808	4,765	65,436
Consulting fees (Note 8(d))	456,653	206,505	106,814	2,644,943
Consulting fees – directors and officers (Notes 8(d) and 11)	2,366,123	856,020	1,182,776	7,281,962
Engineering consulting (recovery)	(26,551)	42,799	639,185	711,084
Exploration (Note 6)	2,250,725	811,649	377,891	7,582,898
Filing fees	4,808	22,445	5,010	80,130
Insurance	40,170	51,940	53,757	338,332
Investor relations, net (Note 8(d))	82,340	335	696,191	852,664
Licenses, taxes and filing fees	-	-	18,595	379,947
Management fees (Notes 8(d) and 11)	1,292,898	620,689	139,200	3,449,177
Office (Note 8(d))	156,087	121,176	37,047	463,798
Professional fees	273,269	216,830	173,685	2,035,013
Rent (Note 11)	111,099	76,666	73,091	578,862
Research and development (Note 7)	276,760	166,802	-	443,562
Telephone	30,156	18,021	15,707	137,983
Transfer agent fees	7,659	6,048	3,295	28,225
Travel and vehicle	246,126	137,926	138,596	1,387,681

Loss Before Other Items	(8,009,190)	(3,565,136)	(3,756,832)	(29,441,751)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	-	-	(7,465)	(19,176)
Adjustment to Market for Marketable
Securities	-	-	-	(67,922)
Foreign Exchange	(316,569)	(12,267)	(26,126)	(551,936)
Interest Income	14,055	1,248	1,768	362,446
Dividend Income	-	-	-	4,597
Change in Fair Value of Warrants (Note 8(e))	(543,150)	949,875	(2,071,350)	(2,748,999)
Change in Fair Value of Preferred Stock (Note 8(a))	-	380,000	(620,000)	(240,000)
Financing Agreement Penalty	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(8,854,854)	(2,246,280)	(6,480,005)	(32,945,524)
Preferred stock dividends	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(8,854,854)	$(2,246,280)	$(6,480,005)	$(34,483,024)

Basic and Diluted Loss Per Common Share (Note 9)	$(0.16)	$(0.06)	$(0.19)
Weighted Average Number of Shares of Common Stock Outstanding	55,935,400	39,078,846	34,065,064

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

				Cumulative Period
				from Inception
				(November 13,
				2001) to
	Years Ended December 31,			December 31,
	2011	2010	2009	2011

Operating Activities
Net loss for period	$(8,854,854)	$(2,246,280)	$(6,480,005)	$(32,945,524)
Items not involving cash
Amortization	342,409	106,894	45,525	590,408
Stock-based compensation	188,097	120,409	1,024,122	3,496,717
Loss on sale of assets	-	-	7,465	19,176
Common stock issued for services	3,137,250	986,400	560,000	6,641,280
Change in fair value of warrants	543,150	(949,875)	2,071,350	2,748,999
Change in fair value of preferred stock	-	(380,000)	620,000	240,000
Financing agreement penalty	-	-	-	330,000
Adjustment to market on marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash exploration expenditures	-	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(16,761)	(5,581)	(1,688)	(90,271)
Receivables	(15,137)	5,492	(29,906)	(55,197)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	(169,234)	224,668	167,523	258,734

Cash Used in Operating Activities	(4,845,080)	(2,137,873)	(2,015,614)	(18,165,678)

Investing Activities
Additions to property and equipment	(126,029)	(9,503)	(40,898)	(358,029)
Additions to mineral properties	-	-	-	(651,950)

Cash Used in Investing Activities	(126,029)	(9,503)	(40,898)	(1,009,979)

Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	3,155,375	4,559,191	1,946,031	16,005,546
Stock subscriptions received	32,500	-	-	263,500
Working capital acquired on acquisition	-	-	-	171

Cash Provided by Financing Activities	3,187,875	4,559,191	1,946,031	21,169,217

Foreign Exchange Effect on Cash	-	11,150	(20,985)	(9,835)

Inflow (Outflow) of Cash and Cash Equivalents	(1,783,234)	2,422,965	(131,466)	1,983,725
Cash and Cash Equivalents, Beginning of Period	3,766,959	1,343,994	1,475,460	-

Cash and Cash Equivalents, End of Period	$1,983,725	$3,766,959	$1,343,994	$1,983,725

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$-	$830,000
Share issue costs included in accounts payable	$-	$63,920	$-	$63,920
Common shares issued to acquire technology	$-	$2,800,000	$-	$2,800,000
Common shares issued for preferred stock	$-	$740,000	$-	$740,000
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and
inception (November 13, 2001)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash
Private placements	4,040,000	404,000	-	-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-	-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-	-	(111,000)	-	-	365,110
Shares of accounting subsidiary
acquired on reverse takeover	1,550,000	28,368	-	-	-	-	-	28,368
Adjustment to eliminate capital of
accounting subsidiary on revere takeover	-	(28,368)	-	-	-	-	-	(28,368)
Adjustment to increase capital of
accounting parent on reverse takeover	-	365,779	-	-	-	-	-	365,779
Excess of purchase price over
net assets acquired on recapitalization	-	-	-	-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-	-	-	-	(830,981)	(830,981)

Balance, December 31, 2003	12,801,000	841,889	-	-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	-	-	-	-	-	1,405,180
Share subscriptions received	-	-	-	-	111,000	120,000	-	231,000
Shares issued for services	128,500	205,320	-	-	-	-	-	205,320
Stock-based compensation	-	651,750	-	-	-	-	-	651,750
Net loss for year	-	-	-	-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042
Shares issued for cash
Private placement	459,000	459,000	6,250,000	5,000,000	-	(120,000)	-	5,339,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208
Shares issued for financial agreement penalty	440,000	330,000	-	-	-	-	-	330,000
Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Shares issued for cash
Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)

Balance, December 31, 2007	29,189,133	15,918,522	625,000	500,000	-	-	(13,007,211)	3,411,311
Shares issued for cash					-
Private placement	2,814,909	1,967,086	-	-	-		-	1,967,086
Stock-based compensation	-	45,339	-	-			-	45,339
Net loss for the year	-	-	-	-			(3,175,908)	(3,175,908)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Warrants exercised	2,100,000	1,045,340	-	-	-	-	-	1,045,340
Shares issued for cash
Private placement	1,496,930	900,691	-	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-		-	-	199,000
Shares issued for services	800,000	560,000	-	-	-	-	-	560,000
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,084,375)	(1,084,375)
Correction of error	-	-	-	(500,000)	-	-	-	(500,000)
Stock-based compensation	-	1,024,122	-	-	-	-	-	1,024,122
Net loss for the year	-	-	-	-	-	-	(6,480,005)	(6,480,005)

Balance, December 31, 2009	36,400,972	21,660,100	625,000	-	-	-	(23,747,499)	(2,087,399)
Warrants exercised (Note 8(e))	2,193,040	1,315,824	-	-	-	-	-	1,315,824
Stock options exercised (Note 8(c))	50,000	25,000	-	-	-	-	-	25,000
Shares issued for cash
Private placement (Note 8(b))	5,384,624	3,186,947	-	-	-	-	-	3,186,947
Subscription receivable (Note 8(b))	-	-	-	-	(32,500)	-	-	(32,500)
Shares issued for services (Note 8(b))	738,000	986,400	-	-	-	-	-	986,400
Shares issued for technology (Note 7)	4,000,000	2,800,000	-	-	-	-	-	2,800,000
Shares issued for conversion of preferred stock (Note 8(b))	1,000,000	740,000	(625,000)	-	-	-	-	740,000
Stock-based compensation (Note 8(d))	-	120,409	-	-	-	-	-	120,409
Net loss for the year	-	-	-	-	-	-	(2,246,280)	(2,246,280)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401
Stock-based compensation (Note 8(d))	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services (Note 8(b))	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion (Note 8(e))	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised (Note 8(e))	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised (Note 8(c))	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)
Balance, December 31, 2011	58,490,941	$39,865,402	-	$-	$-	$-	$(34,848,633)	$5,016,769

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

White Mountain Titanium Corporation (the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. The Company is an exploration stage company and its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.

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

The Company has an accumulated deficit of $34,848,633 (2010 - $25,993,779), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation. All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Amortization

Amortization for property and equipment is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture	- 5 years
Office equipment	- 5 years
Computer equipment	- 5 years
Computer software	- 5 years
Field equipment	- 5 years

Technology rights are amortized on a straight-line basis over their estimated useful life of nine years, which is the expected development period of the technology.

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

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(f)	Asset retirement obligations (“ARO”)

The Company recognizes a legal liability for obligations related to the retirement of property and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to re-measurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

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

Long-lived assets, including mineral properties and intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives are amortized on a straight line basis over their respective estimated useful lives.

(h)	Income taxes

The Company uses the asset and liability method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to be in effect when the temporary differences are likely to be realized. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Stock Compensation. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses a Monte Carlo probability calculator for calculating the probabilities relating to the exercisability and vestability of their share-based payments.

(j)	Loss per share

The Company accounts for loss per share in accordance with ASC 260-10 Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the period presented (see Note 8(b)). The Company uses the two-class method to calculate loss per share for common stock, as well as preferred stock at their conversion equivalent to common stock.

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Conversion of foreign currency

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

Significant areas requiring the use of estimates relate to the rates for depreciation and amortization of property and equipment and technology rights, determining the variables used in calculating the fair value of stock-based compensation expense and other liabilities - warrants, recoverability of intangible assets and mineral properties, accrued liabilities, determination of valuation allowance for deferred income tax assets and determining AROs.

(n)	Recently adopted accounting pronouncements

The following changes have been adopted by the FASB and the US SEC:

(i)	In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-13 Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (“ASU 2010-13”). ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

(ii)	In May 2010, the FASB issued ASU 2010-19 Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates – An announcement made by the staff of the U.S. Securities and Exchange Commission (“ASU 2010-19”). The purpose of this ASU is to codify the SEC staff announcement made at the March 18, 2010 Emerging Issues Task Force (“EITF”) meeting providing the SEC staff’s views on certain foreign currency issues related to investments in Venezuela. Staff announcements made at EITF meetings are generally effective as of the announcement date, in this case, March 18, 2010. Adoption of this ASU did not have a material impact on the material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Future accounting pronouncements

(i)	In May 2011, the FASB issued ASU 2011-04 Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amended ASC 820, to converge the fair value measurements guidance in US GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, this ASU requires additional fair value disclosures. The amendments to this ASU are to be applied prospectively, and will be effective for fiscal years and quarters beginning after December 15, 2011. Early adoption is not permitted. This guidance will be effective for the Company in the first quarter of fiscal 2012. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

(ii)	In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 provides amendments to the FASB Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively, and will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash and cash equivalents – as held-for-trading

Receivables – as loans and receivables

Accounts payable and accrued liabilities – as other financial liabilities

Other liabilities – warrants – as other financial liabilities.

(a)	Fair value

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

▪	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
▪	Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
▪	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The following table summarizes fair value measurement by level at December 31, 2011 and 2010, for assets and liabilities measured at fair value on a recurring basis.

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,983,725	$-	$-	$1,983,725
Other liabilities – warrants	$-	$-	$-	$-

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,766,959	$-	$-	$3,766,959
Other liabilities – warrants	$-	$2,006,850	$-	$2,006,850

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institution and by maintaining its cash with high credit quality Canadian and Chilean financial institutions. The receivables consist of Harmonized Sales Tax due from the Government of Canada and expenditure advances to a director.

	2011	2010

Cash	$230,373	$966,121
GICs	1,753,352	2,800,838

	$1,983,725	$3,766,959

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at December 31, 2011 totalled $1,983,725 (2010 - $3,766,959). At December 31, 2011, the Company had accounts payable and accrued liabilities of $324,580 (2010 - $493,814), all of which are due in the first fiscal quarter of 2012.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2011.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”). The Company has net monetary assets of $62,800 (2010 – $9,000) denominated in CAD and net monetary assets of $10,600 (2010 – net liabilities of $279,000) in CLP.

For the year ended December 31, 2011, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 12% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 17% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

5.	PROPERTY AND EQUIPMENT

	December 31, 2011
	Cost	Accumulated Amortization	Net

Vehicles	$110,962	$58,851	$52,111
Office furniture	50,677	11,947	38,730
Office equipment	26,560	10,183	16,377
Computer equipment	8,197	7,887	310
Computer software	2,144	1,255	889
Field equipment	103,767	61,069	42,698

	$302,307	$151,192	$151,115

	December 31, 2010
	Cost	Accumulated Amortization	Net

Vehicles	$54,153	$45,080	$9,073
Office furniture	18,268	5,689	12,579
Office equipment	11,903	6,168	5,735
Computer equipment	8,197	6,842	1,355
Computer software	1,541	933	608
Field equipment	70,287	43,254	27,033

	$164,349	$107,966	$56,383

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

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

Exploration expenditures incurred by the Company during the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Assaying	$64,855	$4,528	$89,857
Concession fees	84,901	85,441	40,397
Drilling	1,005,860	254,959	-
Environmental	217,758	58,113	-
Equipment rental	55,102	112,309	23,327
Geological consulting fees	143,477	137,158	147,136
Maps and miscellaneous	4,568	-	21,752
Site costs	605,354	140,182	28,290
Transportation	68,850	18,959	27,132

Exploration expenditures for year	$2,250,725	$811,649	$377,891

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

7.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock is to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2011, 1,125,000 (2010 - 2,625,000) shares were in escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares. La Serena may cancel the agreement if any of the following conditions are not met:

•	Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2011 expenditures $276,760; 2010 – $166,802);
•	2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments following five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and
•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000 (Note 8(b)).

Amortization of technology rights included in amortization expense is $311,112 (2010 - $77,778; 2009 - $nil).

	December 31, 2011
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	$388,890	$2,411,110

	December 31, 2010
	Cost	Accumulated Amortization	Net
Technology rights	$2,800,000	$77,778	$2,722,222

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK

(a)	Preferred stock

During the year ended December 31, 2005, the Company designated and issued 6,825,000 shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock was convertible into one common share at any time at the holder’s option, subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares.

The preferred stock was unlisted, non-retractable and non-redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible. The preferred stockholders were further entitled to the same dividends and distributions as the common stockholders.

During the year ended December 31, 2007, 6,250,000 shares of preferred stock were converted into 6,250,000 shares of common stock.

During the year ended December 31, 2010, the holder of the preferred stock elected to convert the remaining 625,000 shares of preferred stock; 1,000,000 shares of common stock valued at $740,000 were issued, based on a conversion ratio of 1.6 common shares for one preferred share.

(b)	Common stock

During the year ended December 31, 2011, the Company:

•	Issued 2,565,000 shares of common stock to management for past services at a weighted average fair value of $1.22 per share based on the market value at the time of the directors’ approval. Total cost of this share issuance was $3,137,250 and has been expensed as management fees, consulting fees, office expenses, and consulting fees – directors and officers (Note 8(d));

•	Issued 4,499,306 shares of common stock upon the exercise of previously issued warrants for gross proceeds of $2,325,375 (Note 8(e)); and

•	Issued 1,659,999 shares of common stock upon the exercise of stock options for gross proceeds of $830,000 (Note 8(c)).

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(b)	Common stock (Continued)

During the year ended December 31, 2010, the Company:

•	Completed a non-public offering of 5,384,624 units at a price of $0.65 per unit for total gross proceeds of $3,500,000. Each unit consists of one common share and one-quarter of one share purchase warrant, with each full warrant entitling the holder to acquire one additional common share at a price of $0.65 on or before June 31, 2012. Share issuance costs consisted of cash payments of $313,053 and issuance of 429,170 warrants at an exercise price of $0.65, with each warrant entitling the holder to acquire one additional common share at a price of $0.65 on or before June 31, 2012; $32,500 of the proceeds were received subsequently. This amount was recorded as a subscription receivable;

•	Issued 720,000 shares of common stock to management for past services at a weighted average fair value of $1.35 per share based on the market value at the time of the directors’ approval. Total cost of this share issuance was $972,000 and has been expensed as management fees, consulting fees, office expenses, and consulting fees – directors and officers (Note 8(d));

•	Issued 18,000 shares of common stock for services, valued at the market value at the time of issuance. Total cost of these shares was $14,400 and has been expensed as advertisement and promotion expense (Note 8(d));

•	Issued 2,193,040 shares of common stock upon the exercise of previously issued warrants for gross proceeds of $1,315,824 (Note 8(e));

•	Issued 50,000 shares of common stock upon the exercise of previously issued options for gross proceeds of $25,000 (Note 8(c));

•	Issued 1,000,000 shares of common stock, valued at the market value at the time of issuance of $740,000 upon the conversion of 625,000 shares of preferred stock (Note 8(a)) into common stock at the election of the holder; and

•	Issued 4,000,000 shares of common stock to acquire the technology rights (Note 7).

(c)	Stock options

The Company has a stock option plan, adopted in 2005, and a Stock Option/Stock Issuance Plan, adopted in 2010, (individually the “2005 Plan” and the “2010 Plan”, respectively and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the Plan may not exceed five years and the exercise price of any stock option plan granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The Company has also adopted a Management Compensation Pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

During the years ended December 31, 2011 and 2010, no stock options were granted. Options for 1,659,999 (2010 – 50,000) shares were exercised for gross proceeds of $830,000 (2010 – $25,000).

The following table represents service-based stock option activity during the years ended December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of year	2,740,000	$0.53	2,790,000	$0.53
Expired	(1)	$0.50	-	-
Exercised	(1,659,999)	$0.50	(50,000)	$0.50

Outstanding – end of year	1,080,000	$0.58	2,740,000	$0.53
Exercisable – end of year	1,080,000	$0.58	2,740,000	$0.53

As at December 31, 2011 and 2010, the following stock options were outstanding:

	Exercise	December 31,	December 31,
Expiry Date	Price	2011	2010

January 31, 2011	$0.50	-	400,000
May 31, 2011	$0.50	-	600,000
August 1, 2011	$0.50	-	200,000
August 31, 2011	$0.50	-	300,000
August 31, 2012	$0.50	915,000	1,075,000
June 23, 2013	$1.00	165,000	165,000

		1,080,000	2,740,000

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at December 31, 2011, were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$ 0.50	915,000	$1,683,600	0.67
$ 1.00	165,000	221,100	1.48

$ 0.58	1,080,000	$1,904,700	0.79

The shares under option at December 31, 2010 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$ 0.50	2,575,000	$ 1,210,250	1.28
$ 1.00	165,000	-	2.48

$ 0.53	2,740,000	$ 1,210,250	1.35

(d)	Stock-based compensation

During the year ended December 31, 2011, $188,097 (2010 - $120,409) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers (Note 8(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $636,453 (2010 - $824,550) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11%.

During the year ended December 31, 2011, the Company issued 2,565,000 (2010 – 728,000) shares of common stock at a fair value of $3,137,250 (2010 - $842,400), valued at market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan.

During the year ended December 31, 2010, the Company issued 720,000 shares of common stock at a fair value of $972,000, valued at the market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan.

During the year ended December 31, 2010, 18,000 shares of common stock, at a fair value of $14,400, valued at the market value at the time of issuance, were issued to market advisors of the Company (Note 8(b)).

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(d)	Stock-based compensation (Continued)

The total stock-based compensation recognized for shares issued and warrants granted for services was as follows:

	December 31,	December 31,
	2011	2010

Consulting fees	$206,250	$72,900
Consulting fees - directors and officers	1,971,000	510,300
Management fees	1,086,139	460,609
Office	63,000	48,600
Advertising and promotion	-	14,400

	$3,326,389	$1,106,809

(e)	Warrants

During the year ended December 31, 2005, the Company issued warrants to purchase 6,875,000 shares of common stock. The warrants had an exercise price of $0.50 per warrant and originally expired in July and September 2009, of which 4,250,000 warrants were extended to April 2011. These warrants had exercise price reset features and are fair valued at each reporting date.

As of December 31, 2010, 4,250,000 warrants were fair valued using the Black-Scholes option pricing model with the following weighted average assumptions:  risk-free interest rate of 1.73%, expected life of 0.25 years, an expected volatility factor of 21.76% and a dividend yield of 0.0%. The fair value of these warrants decreased to $2,006,850 as of December 31, 2010 from $2,956,725 as of December 31, 2009. As such, the Company recognized a $949,875 non-cash change in fair value of these warrants for the year ended December 31, 2010.

During the year ended December 31, 2011, the 4,250,000 warrants were exercised. Accordingly, the Company recognized a $543,150 non-cash loss from the change in fair value of these warrants, and $2,550,000 was added to paid-in capital on the common stock issued upon conversion.

During the year ended December 31, 2010:

•	1,346,156 warrants and 429,170 broker warrants were issued as part of a private placement. The warrants are exercisable into one common share at a price of $0.65 until June 30, 2012; and

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(e)	Warrants (Continued)

During the year ended December 31, 2010: (Continued)

•	2,000,000 warrants were issued to two officers and directors of the Company as compensation, as approved by the Board in January 2010 (Note 8(d)). These warrants are exercisable at $1.50 per share expiring December 31, 2015. These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:
(i)	If on or before June 30, 2011 the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days;
(ii)	If on or before December 31, 2012 the closing price of the common stock of the Company is at least $2.50 per share for five consecutive trading days; and
(iii)	If on or before December 31, 2015 the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

Details of stock purchase warrant activity is as follows:

	December 31, 2011		December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of year	8,515,111	$0.78	10,587,385	$0.56
Issued	-	-	3,775,326	$1.10
Exercised	(4,499,306)	$0.52	(2,193,040)	$0.60
Expired	(5,479)	$0.90	(3,654,560)	$0.60

Outstanding - end of year	4,010,326	$1.07	8,515,111	$0.78

As at December 31, 2011 and 2010, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	December 31, 2011	December 31, 2010

April 1, 2011	$0.50	-	4,250,000
April 15, 2011	$0.90	-	104,785
June 30, 2011	$0.75	-	150,000
June 30, 2012	$0.50	235,000	235,000
June 30, 2012	$0.65	1,775,326	1,775,326
December 31, 2015	$1.50	2,000,000	2,000,000

		4,010,326	8,515,111

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

9.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,080,000 (2010 – 2,740,000; 2009 – 2,790,000) in outstanding options and 4,010,326 (2010 – 8,515,111; 2009 – 10,587,385) warrants.

10.	INCOME TAXES

Income tax provisions are determined as follows:

	2011	2010	2009

Income tax benefit computed at statutory tax rate	$(3,099,200)	$(786,198)	$(2,268,002)
Stock-based-compensation	1,288,486	42,143	358,443
Other timing differences	793,059	277,305	225,292
Change in fair value of warrants	190,103	(332,456)	724,973
Change in fair value of preferred shares	-	(133,000)	217,000
Adjustment due to effective rate attributable to income taxes of other countries	180,562	46,305	61,152
Effect in change of tax rate	(421,919)	20,696	62,855
	(1,068,939)	(865,205)	(618,287)
Change in valuation allowance	1,068,939	865,205	618,287
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35% (2010 – 35%; 2009 – 35%). The components of the net deferred income tax assets are approximately as follows:

	2011	2010	2009

Deferred income tax assets
Net operating losses and credit carry-forwards	$3,881,839	$3,263,036	$3,482,501
Resource properties	1,604,033	1,084,670	-
	5,416,645	4,347,706	3,482,501
Valuation allowance	(5,416,645)	(4,347,706)	(3,482,501)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date the Company has paid a total of 466,155,000 CLP (US $897,000) (2010 - $277,100,000 CLP (US $586,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized, but is expensed each year.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

10.	INCOME TAXES (Continued)

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions. The losses expire as follows:

Available to	USA	Foreign	Total
2015	$-	$92,779	$92,779
2018	9,336	-	9,336
2019	10,270	-	10,270
2020	1,704	-	1,704
2021	4,574	-	4,574
2022	1,200	-	1,200
2023	22,201	-	22,201
2024	782,836	-	782,836
2025	690,606	-	690,606
2026	409,782	208,223	618,005
2027	2,160,814	190,710	2,351,524
2028	349,401	545,458	894,859
2029	1,006,648	1,203,907	2,210,555
2030	1,815,950	595,240	2,411,190
2031	788,998	698,570	1,487,568
Non-expiring carry-forward losses	-	8,649,511	8,649,511

	$8,054,320	$12,184,398	$20,238,718

11.	RELATED PARTY TRANSACTIONS

	2011	2010	2009

Expenditure advances outstanding at December 31	$-	$14,001	$-

Expenditures in the year:
Consulting fees	$374,040	$345,720	$876,800
Management fees	$206,760	$160,080	$139,200
Rent	$27,926	$24,000	$24,000

Expenditure advances are made to directors, officers, companies controlled by the directors and officers, and a company where the Executive Chairman is a shareholder as required for corporate purposes including travel. Expenses are incurred on behalf of the Company.

During the year ended December 31, 2010, a director of the Company was advanced $14,001 towards the fees for services provided to the Company. This amount was included in receivables. During the year ended December 31, 2011, this amount was repaid.

Consulting fees include payments to officers and directors of the Company for services rendered, and include payments to the President, CFO and VP Investor Relations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2011 and 2010

(Expressed in US dollars)

11.	RELATED PARTY TRANSACTIONS (Continued)

Management fees and rent consist of fees paid to a company where the Executive Chairman is a shareholder.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2011 and 2010, total assets by geographic location are as follows:

	2011	2010

Canada	$4,961,236	$4,419,679
Chile	380,113	2,889,386

	$5,341,349	$7,309,065

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 26, 2012, which represents the date the consolidated financial statements were issued. The following subsequent event has occurred:

On January 25, 2012, the Company issued 584,500 shares of common stock at the market value at the date of approval by the board of directors for $1,280,055 to management, employee and consultants. The shares were granted under the 2010 Management Compensation Plan.

