Form 10-Q
period 2012-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2012-05-14
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

60,133,314 shares of the issuer’s common stock, $.001 par value, were outstanding at May 9, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

As at	March 31, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents	$583,720	$1,983,725
Prepaid expenses	100,763	80,970
Receivables	75,105	62,479
Total Current Assets	759,588	2,127,174
Property and Equipment (Note 3)	191,880	151,115
Mineral Properties (Note 4)	651,950	651,950
Technology Rights (Note 5)	2,333,332	2,411,110

Total Assets	$3,936,750	$5,341,349

Liabilities
Current
Accounts payable and accrued liabilities	$358,116	$324,580

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6(a))
20,000,000 shares authorized
Nil (December 31, 2011 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6(b))
100,000,000 shares authorized
59,075,441 (December 31, 2011 – 58,490,941) shares issued and outstanding	41,186,685	39,865,402
Subscriptions Received (Note 5(b))	100,300	-
Deficit Accumulated During the Exploration Stage	(37,708,351)	(34,848,633)

Total Stockholders’ Equity	3,578,634	5,016,769

Total Liabilities and Stockholders’ Equity	$3,936,750	$5,341,349

See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	Three months ended March 31,		Cumulative Period from Inception on November 13, 2001 through March 31,
	2012	2011	2012
Expenses
Advertising and promotion	$11,415	$39,699	$401,061
Amortization	99,223	86,171	689,631
Bank charges and interest	7,251	9,378	72,687
Consulting fees (Note 6(d))	200,314	130,884	2,845,257
Consulting fees – directors and officers (Note 6(d))	707,925	662,430	7,989,887
Engineering consulting (recovery)	-	(26,606)	711,084
Exploration (Note 4)	814,165	990,613	8,397,063
Filing fees	1,909	1,527	82,039
Insurance	13,936	24,740	352,268
Investor relations, net (Note 6(d))	12,000	32,180	864,664
Licenses, taxes and filing fees, net	-	(3,911)	379,947
Management fees (Note 6(d))	429,728	537,476	3,878,905
Office (Note 6(d))	226,862	73,865	690,660
Professional fees	69,152	65,517	2,104,165
Rent	35,149	19,195	614,011
Research and development (Note 5)	102,975	88,071	546,537
Telephone	5,700	5,315	143,683
Transfer agent fees	1,762	2,591	29,987
Travel and vehicle	49,396	55,822	1,437,077

Loss Before Other Items	(2,788,862)	(2,794,957)	(32,230,613)
Gain on Sale of Marketable Securities	-	-	87,217
Loss on Sale of Assets	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	(67,922)
Foreign Exchange	(70,963)	(189,170)	(622,899)
Interest Income	107	930	362,553
Dividend Income	-	-	4,597
Change in Fair Value of Warrants (Note 6(e))	-	(543,150)	(2,748,999)
Change in Fair Value of Preferred Stock
(Note 6(a))	-	-	(240,000)
Financing Agreement Penalty	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(2,859,718)	(3,526,347)	(35,805,242)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(2,859,718)	$(3,526,347)	$(37,342,742)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.05)	$(0.07)
Weighted Average Number of Shares of Common Stock Outstanding	58,646,808	51,308,969

 See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	Three months ended March 31,		Cumulative Period from Inception on November 13, 2001 through March 31,
	2012	2011	2012

Operating Activities
Net loss for period	$(2,859,718)	$(3,526,347)	$(35,805,242)
Items not involving cash
Amortization	99,223	86,171	689,631
Stock-based compensation	41,228	65,456	3,537,945
Loss on sale of assets	-	-	19,176
Common stock issued for services	1,280,055	1,161,000	7,921,335
Change in fair value of warrants	-	543,150	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(19,793)	(1,402)	(110,064)
Receivables	(12,626)	33,255	(67,823)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	33,536	(336,632)	292,270

Cash Used in Operating Activities	(1,438,095)	(1,975,349)	(19,603,773)
Investing Activities
Additions to property and equipment	(62,210)	-	(420,239)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(62,210)	-	(1,072,189)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash		2,380,000	16,005,546
Stock subscriptions received	100,300	32,500	363,800
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	100,300	2,412,500	21,269,517

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	(1,400,005)	437,151	583,721
Cash and Cash Equivalents, Beginning of Period	1,983,725	3,766,959	-
Cash and Cash Equivalents, End of Period	$583,720	$4,204,110	$583,720

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

 See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401
Stock-based compensation (Note 6(d))	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services (Note 6(b))	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion (Note 6(e))	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised (Note 6(e))	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised (Note 6(c))	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)
Balance, December 31, 2011	58,490,941	39,865,402	-	-	-	-	(34,848,633)	5,016,769
Stock-based compensation (Note 6(d))	-	41,228	-	-	-	-	-	41,228
Share subscriptions received	-	-	-	-	-	100,300	-	100,300
Common stock issued for services (Note 6(b))	584,500	1,280,055	-	-	-	-	-	1,280,055
Net loss for the period	-	-	-	-	-	-	(2,859,718)	(2,859,718)
Balance, March 31, 2012	59,075,441	$41,186,685	-	$-	$-	$100,300-	$(37,708,351)	$3,578,634

 See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND GOING CONCERN

White Mountain Titanium Corporation (the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. The Company is an exploration stage company and its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.

The accompanying consolidated condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2012. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $37,708,351 (December 31, 2011 - $34,848,633), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Subsequent to March 31, 2012, the Company closed one private placement with two closings for gross proceeds of $2,611,622 (note 8) and, accordingly, has sufficient funds for planned expenditures for the foreseeable future.

2.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash and cash equivalents – as held-for-trading

Receivables – as loans and receivables

Accounts payable and accrued liabilities – as other financial liabilities.

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(b)	Credit risk

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

	March 31, 2012	December 31, 2011
Cash	$130,260	$230,373
GICs	453,460	1,753,352
	$583,720	$1,983,725

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2012 and December 31, 2011 totalled $583,720 and $1,983,725, respectively. At March 31, 2012 and December 31, 2011, the Company had accounts payable and accrued liabilities of $358,116 and $324,580, respectively, all of which are due in the next fiscal quarter.

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(d)	Market risk (Continued)

(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of March 31, 2012.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). The Company has net monetary assets of $66,400 (December 31, 2011 - $62,800) denominated in CAD and net monetary liabilities of $129,300 (December 31, 2011 – net assets of $10,600) in CLP.

For the three months ended March 31, 2012, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 4% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	March 31, 2012
	Cost	Accumulated Amortization	Net

Vehicles	$110,962	$61,734	$49,228
Office furniture	50,677	14,333	36,344
Office equipment	27,678	11,262	16,416
Computer equipment	8,197	7,924	273
Computer software	56,715	13,200	43,515
Field equipment	110,288	64,184	46,104

	$364,517	$175,637	$191,880

	December 31, 2011
	Cost	Accumulated Amortization	Net

Vehicles	$110,962	$58,851	$52,111
Office furniture	50,677	11,947	38,730
Office equipment	26,560	10,183	16,377
Computer equipment	8,197	7,887	310
Computer software	2,144	1,255	889
Field equipment	103,767	61,069	42,698

	$302,307	$151,192	$151,115

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

4.	MINERAL PROPERTIES

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

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequent, ambiguous conveyance history characteristic of mineral properties. The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing. At present, the Company has determined that it has no material asset retirement obligations.

Exploration expenditures incurred by the Company during the three-months ended March 31, 2012 and 2011 were as follows:

	2012	2011

Assaying	$13,071	$21,452
Concession fees	90,456	82,149
Drilling	115,131	645,699
Environmental	53,713	-
Equipment rental	17,376	37,361
Geological consulting fees	44,347	52,437
Maps and miscellaneous	233,124	-
Site costs	228,505	145,347
Transportation	18,441	6,168

Exploration expenditures for period	$814,165	$990,613

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock is to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of March 31, 2012, 1,125,000 (December, 31, 2011 - 1,125,000) shares were in escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares. La Serena may cancel the agreement if any of the following conditions are not met:

•	Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2011 expenditures $276,760; 2010 - $166,802);
•	2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments following five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and
•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000.

For the three months ended March 31, 2012, amortization of technology rights included in amortization expense is $77,778 (year ended December 31, 2011 - $311,112).

	March 31, 2012
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	466,668	2,333,332

	December 31, 2011
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	388,890	2,411,110

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

(a)	Preferred stock

During the year ended December 31, 2005, the Company designated shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock was convertible into one common share at any time at the holder’s option, subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares. The preferred stock was unlisted, non-retractable and non-redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible. The preferred stockholders were further entitled to the same dividends and distributions as the common stockholders.

There are no preferred shares outstanding.

(b)	Common stock

During the three months ended March 31, 2012, the Company issued 584,500 shares of common stock at the market price at the date of approval by the board of directors with a fair value of $1,280,055 to management, employees and consultants. The shares were granted under the 2010 Management Compensation Plan. As at March 31, 2012, the Company had $100,300 as a subscription to a private placement (note 8).

During the year ended December 31, 2011, the Company:

•	Issued 2,565,000 shares of common stock to management for past services at a weighted average fair value of $1.22 per share based on the market value at the time of the directors’ approval. Total value of this share issuance was $3,137,250 and has been expensed as management fees, consulting fees, office expenses, and consulting fees – directors and officers (Note 6(d));

•	Issued 4,499,306 shares of common stock upon the exercise of previously issued warrants for gross proceeds of $2,325,375 (Note 6(e)); and

•	Issued 1,659,999 shares of common stock upon the exercise of stock options for gross proceeds of $830,000 (Note 6(c)).

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(c)	Stock options

The Company has a stock option plan, adopted in 2005, and a Stock Option/Stock Issuance Plan, adopted in 2010, (individually the “2005 Plan” and the “2010 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2010 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

The Company has also adopted a Management Compensation Plan for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

During the three months ended March 31, 2012 and the year ended December 31, 2011, no stock options were granted. During 2011, options for 1,659,999 shares were exercised for gross proceeds of $830,000.

The following table represents service-based stock option activity during the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	1,080,000	$0.58	2,740,000	$0.53
Expired	-	-	(1)	$0.50
Exercised	-	-	(1,659,999)	$0.50

Outstanding – end of period	1,080,000	$0.58	1,080,000	$0.58
Exercisable – end of period	1,080,000	$0.58	1,080,000	$0.58

As at March 31, 2012 and December 31, 2011, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2012	2011

August 31, 2012	$0.50	915,000	915,000
June 23, 2013	$1.00	165,000	165,000

		1,080,000	1,080,000

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at March 31, 2012 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	915,000	$1,683,600	0.42
$1.00	165,000	221,100	1.23

$0.58	1,080,000	$1,904,700	0.54

The shares under option at December 31, 2011 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	915,000	$1,683,600	0.67
$1.00	165,000	221,100	1.48

$0.58	1,080,000	$1,904,700	0.79

(d)	Stock-based compensation

During the three months ended March 31, 2012, $41,228 (year ended December 31, 2011 - $188,097) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers (Note 6(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $595,225 (December 31, 2011 - $636,453) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11%.During the three months ended March 31, 2012, the Company issued 584,500 shares of common stock at a fair value of $1,280,055 to management, employees and consultants, under the 2010 Management Compensation Plan.

During the year ended December 31, 2011, the Company issued 2,565,000 shares of common stock at a fair value of $3,137,250, valued at market value at the time of issuance, to management, employees and consultants, under the 2010 Management Compensation Plan.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(d)	Stock-based compensation (Continued)

The total stock-based compensation recognized for shares issued and warrants granted for services was as follows:

	March 31,	March 31,
	2012	2011

Consulting fees	$153,300	$90,000
Consulting fees – directors and officers	607,725	576,000
Management fees	369,728	497,456
Office	190,530	63,000

	$1,321,283	$1,226,456

(e)	Warrants

During the year ended December 31, 2005, the Company issued warrants to purchase 6,875,000 shares of common stock. The warrants had an exercise price of $0.50 per warrant and originally expired in July and September 2009; 4,250,000 warrants were extended to April 2011. These warrants had exercise price reset features and are fair valued at each reporting date.

During the year ended December 31, 2011, the 4,250,000 warrants were exercised. Accordingly, the Company recognized a $543,150 non-cash loss from the change in fair value of these warrants, and $2,550,000 was added to paid-in capital on the common stock issued upon conversion.

During the year ended December 31, 2010, the Company issued 2,000,000 warrants to two officers and directors of the Company as compensation, as approved by the Board in January 2010 (Note 6(d)). These warrants are exercisable at $1.50 per share expiring December 31, 2015. These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Three months ended March 31, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(e)	Warrants (Continued)

Details of stock purchase warrant activity is as follows:

	March 31, 2012		December 31, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	4,010,326	$1.07	8,515,111	$0.78
Exercised	-	-	(4,499,306)	$0.52
Expired	-	-	(5,479)	$0.90

Outstanding - end of period	4,010,326	$1.07	4,010,326	$1.07

As at March 31, 2012 and December 31, 2011, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	March 31, 2012	December 31, 2011

June 30, 2012	$0.50	235,000	235,000
June 30, 2012	$0.65	1,775,326	1,775,326
December 31, 2015	$1.50	2,000,000	2,000,000

		4,010,326	4,010,326

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,080,000 in outstanding options and 4,010,326 warrants.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events through May 9, 2012, which represents the date the consolidated financial statements were issued. The following subsequent event has occurred:

As of April 30, 2012, the Company sold 1,536,248 units for gross proceeds of $2,611,622 by way of a private placement priced at $1.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $1.70 per share until March 31, 2014. The Company paid commissions of $196,010. In addition, 142,409 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our interim consolidated condensed financial statements and accompanying notes to these financial statements.

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

Business Developments

During the first quarter of 2012, we had the following major developments:

•	We entered into an agreement with AMEC International (Chile) S.A. (“AMEC”) to conduct a full review of earlier engineering studies prepared by Cade Idepe on the Cerro Blanco project. AMEC's scope of work involves a full review of process plant design and recovery, location of waste dumps and tailings areas and economic assessment. The review is expected to be completed by mid-year. Management anticipates that the results from this review will be incorporated into the Final Feasibility Study as well as the Environmental Impact Statement (“EIS”). The EIS is anticipated to be submitted to the Chilean mining authorities during second quarter of this year. In conjunction with our environmental consultant, we intend to integrate the results of AMEC's process design and the location of tailings and waste review into the EIS study and the most recent baseline monitoring studies in respect of flora and fauna on site as well as the project's possible impact on the local communities. We have also commenced holding project information and awareness discussions with leaders of the three communities located closest to the project.

•	We entered into a non-binding agreement with Empresa Electrica Guacolda S.A. (“Guacolda”) for the supply of electric power, associated transmission lines and sea water for a desalination plant proposed to be built at site. The terms of the agreement will only become binding when we have all the permits in hand to commence construction of the Cerro Blanco project. We and Guacolda have also held discussions with respect to port storage and loading facilities for rutile concentrate.

•	We were notified by personnel conducting research on the Chinuka Titanium Metals Technology at the University of Cambridge that the next stage of research will involve increasing the size of the reactor vessel to produce sponge titanium using Cerro Blanco rutile concentrate and that the exact vessel dimensions and capacities are currently being determined.

Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed exploration and development expenditures in the first quarter of 2012 related to our properties. Certain expenditures, such as expenses for mining or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Results of Operations

The Company recorded a net loss of $2,859,718 for the three months ended March 31, 2012 ($0.05 per weighted average common share outstanding) compared to a net loss of $3,526,347 ($0.07 per share) for the comparable interim period in 2011.

The losses in the three months ended March 31, 2012 and 2011 are both materially affected by the adoption of Emerging Issues Task Force (“EITF”) 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which was primarily codified into ASC Topic 815, Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock and was applicable to the 4,250,000 warrants which were exercised in 2011.

ASC Topic 815, which was effective January 1, 2009 and for the three months ended March 31, 2012, resulted in the Company recording a fair value loss of $nil. For the three months ended March 31, 2011, the Company recorded a loss of $543,150.

In addition to the above, the Company’s net loss from operations before other items was $2,788,862 for the three months ended March 31, 2012, compared to a loss of $2,794,957 in the three month period ended March 31, 2011.

Most expenses continue to be comparable this quarter to the comparable quarter of 2011, reflecting the continuing activities of the Company in Chile to advance to final feasibility. The most material exceptions are as follows:

•	Consulting fees of $200,314 (2011: $130,884) reflect stock-based compensation of $153,300 (2011: $90,000) included in the total;
•	Consulting fees – directors and officers of $707,925 (2011: $662,430) similarly includes stock–based compensation of $607,725 (2011: $576,000);
•	Management fees of $429,728 (2011: $537,476) also includes stock-based compensation of $328,500 (2011: $497,456);
•	Office expenses of $226,862 (2011: $73,865) reflects stock-based compensation of $190,530 (2011: $63,000);
•	Foreign exchange loss of $70,963 (2012: $189,170) reflects the reduced volatility of the U.S. dollar compared to the Chilean Peso and Canadian dollar during the most recent quarter compared to 2011.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 “Presentation of Comprehensive Income” eliminating the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity. The standard requires other comprehensive income be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of net income. The new accounting guidance is effective for interim and annual periods beginning after December 15, 2011. This standard did not change the presentation of our financial statements or affect the calculation of net income, comprehensive income or earnings per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date:	May 9, 2012	By	/s/ Michael P. Kurthanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date:	May 9, 2012	By	/s/ Charles E. Jenkins
Charles E. Jenkins, Chief Financial Officer
(Principal Financial Officer)

