Form 10-Q
period 2012-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2012-11-09
CIK 1284766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                                    to

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION

(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

Augusto Leguia 100, Oficina 1401

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

63,836,689 shares of the issuer’s common stock, $.001 par value, were outstanding at November 5, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited - Expressed in US dollars)

As at	September 30, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents	$2,436,023	$1,983,725
Prepaid expenses	74,013	80,970
Receivables	46,291	62,479
Total Current Assets	2,556,327	2,127,174
Property and Equipment (Note 3)	184,459	151,115
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	2,177,776	2,411,110

Total Assets	$5,570,512	$5,341,349

Liabilities
Current
Accounts payable and accrued liabilities	$288,507	$324,580

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6(a))
20,000,000 shares authorized
Nil (December 31, 2011 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 6(b))
100,000,000 shares authorized
63,836,689 (December 31, 2011 – 58,490,941) shares issued and outstanding	47,057,196	39,865,402
Deficit Accumulated During the Exploration Stage	(41,775,191))	(34,848,633)

Total Stockholders’ Equity	5,282,005	5,016,769

Total Liabilities and Stockholders’ Equity	$5,570,512	$5,341,349

See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited - Expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from Inception on November 13, 2001 through September 30,
	2012	2011	2012	2011	2012
Expenses
Advertising and promotion	$47,186	$17,572	$80,715	$60,865	$470,361
Amortization	104,251	76,221	306,011	250,120	896,419
Bank charges and interest	9,036	4,150	28,066	21,216	93,502
Consulting fees (Note 6(d))	69,316	90,288	323,782	276,872	2,968,725
Consulting fees – directors and officers (Note 6(d))	100,200	1,493,883	908,325	2,256,923	8,190,287
Engineering consulting (recovery)	-	1,441	-	(25,672)	711,084
Exploration (Note 4)	1,136,228	193,806	3,205,155	1,717,194	10,788,053
Filing fees	20	(109)	1,918	4,696	82,048
Insurance	19,968	5,184	44,733	38,138	383,065
Investor relations	8,000	-	38,000	62,298	890,664
Licenses, taxes and filing fees, net	-	-	-	-	379,947
Management fees (Note 6(d))	101,228	559,626	632,184	1,191,669	4,081,361
Office (Note 6(d))	61,708	53,230	314,227	135,042	778,024
Professional fees	93,028	51,994	233,985	159,083	2,268,999
Rent	49,803	30,903	125,068	71,333	703,930
Research and development (Note 5)	-	-	307,574	176,504	751,136
Telephone	8,271	6,767	24,474	18,967	162,457
Transfer agent fees	1,963	2,371	6,117	6,369	34,342
Travel and vehicle	48,506	55,469	190,251	172,698	1,577,932

Loss Before Other Items	(1,858,712)	(2,642,796)	(6,770,585)	(6,594,315)	(36,212,336)
Gain on Sale of Marketable Securities	-	-	-	-	87,217
Loss on Sale of Assets	-	-	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	-	(67,922)
Foreign Exchange	7,794	(22,501)	(156,936)	(288,883)	(708,872)
Interest Income	62	271	963	2,241	363,409
Dividend Income	-	-	-	-	4,597
Change in Fair Value of Warrants (Note 6(e))	-	-	-	(543,150)	(2,748,999)
Change in Fair Value of Preferred Stock (Note 6(a))	-	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(1,850,856)	(2,665,026)	(6,926,558)	(7,424,107)	(39,872,082)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,850,856)	$(2,665,026)	$(6,926,558)	$(7,424,107)	$(41,409,582)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.03)	$(0.05)	$(0.11)	$(0.13)
Weighted Average Number of Shares of Common Stock Outstanding	62,043,574	57,973,468	60,436,990	55,196,955

See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited - Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401
Stock-based compensation (Note 6(d))	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services (Note 6(b))	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion (Note 6(e))	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised (Note 6(e))	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised (Note 6(c))	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)
Balance, December 31, 2011	58,490,941	39,865,402	-	-	-	-	(34,848,633)	5,016,769
Stock-based compensation (Note 6(d))	-	123,684	-	-	-	-	-	123,684
Warrants exercised	235,000	117,500	-	-	-	-	-	117,500
Stock options exercised	790,000	395,000	-	-	-	-	-	395,000
Private placement	3,736,248	5,275,555	-	-	-	-	-	5,275,555
Common stock issued for services (Note 6(b))	584,500	1,280,055	-	-	-	-	-	1,280,055
Net loss for the period	-	-	-	-	-	-	(6,926,558)	(6,926,558)
Balance, September 30, 2012	63,836,689	$47,057,196	-	$-	$-	$-	$(41,775,191)	$5,282,005

 See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited - Expressed in US dollars)

	Nine months ended September 30,		Cumulative Period from Inception on November 13, 2001 through September 30,
	2012	2011	2012
Operating Activities
Net loss for period	$(6,926,558)	$(7,424,107)	$(39,872,082)
Items not involving cash
Amortization	306,011	250,120	896,419
Stock-based compensation	123,684	147,911	3,620,401
Loss on sale of assets	-	-	19,176
Common stock issued for services	1,280,055	3,021,000	7,921,335
Change in fair value of warrants	-	543,150	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	6,957	(46,017)	(83,314)
Receivables	16,188	2,827	(39,009)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(36,073)	(410,116)	222,661

Cash Used in Operating Activities	(5,229,736)	(3,915,232)	(23,395,414)
Investing Activities
Additions to property and equipment	(106,021)	(137,347)	(464,050)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(106,021)	(137,347)	(1,116,000)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	5,788,055	3,104,334	21,793,601
Stock subscriptions received	-	32,500	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	5,788,055	3,136,834	26,957,272

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	452,298	(915,745)	2,436,023
Cash and Cash Equivalents, Beginning of Period	1,983,725	3,766,959	-
Cash and Cash Equivalents, End of Period	$2,436,023	$2,851,214	$2,436,023

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

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

The accompanying consolidated condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2011, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2012. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated condensed financial statements for the year ended December 31, 2011 filed as part of the Company’s December 31, 2011 Form 10-K. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $41,775,191 at September 30, 2012 (December 31, 2011 - $34,848,633), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. During the nine months ended September 30, 2012, the Company closed two private placements with three closings for gross proceeds of $5,611,622 (note 6). Management intends to raise additional capital through stock issuances to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institution and by maintaining its cash with high credit quality Canadian and Chilean financial institutions. The receivables consist of Harmonized Sales Tax due from the Government of Canada and receivable for warrants exercised, received subsequent to September 30, 2012.

.

	September 30, 2012	December 31, 2011
Cash	$2,182,562	$230,373
GICs	253,461	1,753,352
	$2,436,023	$1,983,725

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at September 30, 2012 and December 31, 2011 totaled $2,436,023 and $1,983,725, respectively. At September 30, 2012 and December 31, 2011, the Company had accounts payable and accrued liabilities of $288,507 and $324,580, respectively, all of which fall due in the next fiscal quarter.

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

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(d)	Market risk (Continued)

(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of September 30, 2012.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). As at September 30, 2012, the Company has net monetary assets of $125,119 (December 31, 2011 - $62,800) denominated in CAD and net monetary liabilities of $139,914 (December 31, 2011 – net assets of $10,600) in CLP.

As at September 30, 2012, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 4% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	September 30, 2012
	Cost	Accumulated Amortization	Net

Vehicles	$129,439	$68,855	$60,584
Office furniture	53,843	19,120	34,724
Office equipment	32,007	13,778	18,228
Computer equipment	8,197	7,998	199
Computer software	62,167	42,212	19,955
Field equipment	122,360	71,591	50,769

	$408,013	$223,554	$184,459

	December 31, 2011
	Cost	Accumulated Amortization	Net

Vehicles	$110,962	$58,851	$52,111
Office furniture	50,677	11,947	38,730
Office equipment	26,560	10,183	16,377
Computer equipment	8,197	7,887	310
Computer software	2,144	1,255	889
Field equipment	103,767	61,069	42,698

	$302,307	$151,192	$151,115

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

4.	MINERAL PROPERTIES

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions totaling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometers, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

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

Exploration expenditures incurred by the Company during the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011

Assaying	$16,301	$63,227
Concession fees	107,123	84,700
Drilling	189,979	1,005,861
Environmental	395,440	63,377
Equipment rental	151,689	51,586
Geological consulting fees	1,302,116	93,758
Metallurgy	79,138	4,568
Site costs	921,519	316,337
Transportation	41,850	33,780

Exploration expenditures for period	$3,205,155	$1,717,194

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock is to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of September 30, 2012, nil (December, 31, 2011 - 1,125,000) shares were in escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares. La Serena may cancel the agreement if any of the following conditions are not met:

•	Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to September 30, 2012: $751,136);
•	2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments following five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and
•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000 and is amortizing over nine years.

For the nine months ended September 30, 2012, amortization of technology rights included in amortization expense is $233,334 (2011 - $233,334).

	September 30, 2012
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	622,224	$2,177,776

	December 31, 2011
	Cost	Accumulated Amortization	Net

Technology rights	$2,800,000	388,890	$2,411,110

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

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

There are no preferred shares outstanding.

(b)	Common stock

During the nine months ended September 30, 2012, the Company:

•	Issued 584,500 shares of common stock to management, employees and consultants at a fair value of $2.19 per share based on the market value at the time of the director’s approval. Total value of this share issuance was $1,280,055, and has been expensed to management fees, consulting fees, office expenses and consulting fees – directors and officers (Note 6(d)). The shares were granted under the 2010 Management Compensation Plan;

•	Issued 235,000 shares on the exercise of warrants at $0.50 per share and a further 790,000 shares on the exercise of stock options at $0.50 per share; and

•	Issued 1,536,248 units for gross proceeds of $2,611,622 by way of a private placement priced at $1.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $1.70 per share until March 31, 2014. The Company paid commissions of $216,067. In addition, 142,409 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units.
•	Sold 1,000,000 shares of common stock at $1.50 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.
•	Sold 1,200,000 shares of common stock at $1.25 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.

During the year ended December 31, 2011, the Company:

•	Issued 2,565,000 shares of common stock to management for past services at a weighted average fair value of $1.22 per share based on the market value at the time of the directors’ approval. Total value of this share issuance was $3,137,250 and has been expensed as management fees, consulting fees, office expenses, and consulting fees – directors and officers (Note 6(d));

•	Issued 4,499,306 shares of common stock upon the exercise of previously issued warrants for gross proceeds of $2,325,375 (Note 6(e)); and

•	Issued 1,659,999 shares of common stock upon the exercise of stock options for gross proceeds of $830,000 (Note 6(c)).

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

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

During the nine months ended September 30, 2012 and the year ended December 31, 2011, no stock options were granted. During 2012, options for 790,000 (2011: 1,659,999) shares were exercised for gross proceeds of $395,000 (2011: $830,000).

The following table represents service-based stock option activity during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012		December 31, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of period	1,080,000	$0.58	2,740,000	$0.53
Expired	(125,000)	0.50	(1)	0.50
Exercised	(790,000)	0.50	(1,659,999)	0.50

Outstanding – end of period	165,000	$1.00	1,080,000	$0.58
Exercisable – end of period	165,000	$1.00	1,080,000	$0.58

As at September 30, 2012 and December 31, 2011, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2012	2011

August 31, 2012	$0.50	-	915,000
June 23, 2013	$1.00	165,000	165,000

		165,000	1,080,000

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The shares under option at September 30, 2012 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$1.00	165,000	$49,500	0.73

$1.00	165,000	$49,500	0.73

The shares under option at December 31, 2011 were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$0.50	915,000	$1,683,600	0.67
1.00	165,000	221,100	1.48

$0.58	1,080,000	$1,904,700	0.79

(d)	Stock-based compensation

During the nine months ended September 30, 2012, $123,684 (2011 - $147,911) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 6(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $512,769 (December 31, 2011 - $636,453) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. During the nine months ended September, 2012, the Company issued 584,500 shares of common stock at a fair value of $1,280,055 to management, employees and consultants, under the 2010 Management Compensation Plan.

During the year ended December 31, 2011, the Company issued 2,565,000 shares of common stock at a fair value of $3,137,250, valued at market value at the time of issuance, to management, employees and consultants, under the 2010 Management Compensation Plan.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(d)	Stock-based compensation (Continued)

The total stock-based compensation recognized for shares issued and warrants granted for services was as follows:

	September 30,	September 30,
	2012	2011

Consulting fees	$153,300	$90,000
Consulting fees – directors and officers	607,725	1,971,000
Management fees	452,184	1,044,911
Office	190,530	63,000

	$1,403,739	$3,168,911

(e)	Warrants

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Condensed Consolidated Financial Statements

Nine months ended September 30, 2012

(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(e)	Warrants (Continued)

Details of stock purchase warrant activity is as follows:

	September 30, 2012		December 31, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of period	4,041,383	$1.07	8,515,168	$0.78
Issued	910,534	1.70	36,000	1.18
Exercised	(235,000)	0.50	(4,499,306)	0.52
Expired	-	-	(10,479)	0.90

Outstanding - end of period	4,716,917	$1.22	4,041,383	$1.07

As at September 30, 2012 and December 31, 2011, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	September 30, 2012	December 31, 2011

June 30, 2012	$0.50	-	235,000
January 19, 2013	$1.18	36,000	36,000
December 31, 2013	$0.65	1,770,383	1,770,383
March 31, 2014	$1.70	910,534	-
December 31, 2015	$1.50	2,000,000	2,000,000

		4,716,917	4,041,383

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 165,000 in outstanding options and 4,716,917 warrants.

8.	SUBSEQUENT EVENT

Management has evaluated subsequent events through November 6, 2012, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

On October 1, 2012, the Company granted 150,000 stock options to an officer of the Company, pursuant to a Management Service Agreement. The options vested immediately upon issuance, and have a term of five years with an exercise price of $1.30 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, and our unaudited interim consolidated condensed financial statements for the three and nine months ended September 30, 2012 and accompanying notes to these financial statements.

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

Business Developments

During the nine months ended September 30, 2012, we had the following major developments:

•	We entered into an agreement with AMEC International (Chile) S.A. (“AMEC”) to conduct a full review of earlier engineering studies prepared by Cade Idepe on the Cerro Blanco project. AMEC's scope of work involves a full review of process plant design and recovery, location of waste dumps and tailings areas and economic assessment. The review is expected to be completed by mid-year. Management anticipates that the results from this review will be incorporated into the Final Feasibility Study as well as the Environmental Impact Statement (“EIS”). The EIS is anticipated to be submitted to the Chilean mining authorities later this year. In conjunction with our environmental consultant, we intend to integrate the results of AMEC's process design and the location of tailings and waste review into the EIS study and the most recent baseline monitoring studies in respect of flora and fauna on site as well as the project's possible impact on the local communities. We have also commenced holding project information and awareness discussions with leaders of the three communities located closest to the project.

•	We entered into a non-binding agreement with Empresa Electrica Guacolda S.A. (“Guacolda”) for the supply of electric power, associated transmission lines and sea water for a desalination plant proposed to be built at site. The terms of the agreement will only become binding when we have all the permits in hand to commence construction of the Cerro Blanco project. We and Guacolda held discussions with respect to port storage and loading facilities for rutile concentrate.

•	We were notified by personnel conducting research on the Chinuka Titanium Metals Technology at the University of Cambridge that the next stage of research will involve increasing the size of the reactor vessel to produce sponge titanium using Cerro Blanco rutile concentrate and that the exact vessel dimensions and capacities are currently being determined. The Company continues to monitor White Mountain funded research being undertaken. The principal researcher has reported that testing of the larger scale reactor has been completed and is ready to initiate larger scale electrolysis. In addition, a variety of other feedstocks containing either significant quantities of iron or other minerals containing niobium and tantalum are being assessed regarding their viability for treatment by the Chinuka Process.

•	We applied for an access license to draw sea water for a planned desalination plant. This plant will provide both industrial and potable water to the Cerro Blanco project and possibly to other users in the region as well. Process and design engineering work is underway on the planned desalination plant which, together with the access license, will be incorporated into the final project engineering design and Environmental Impact Statement (“EIS”) for submittal to the Chilean mining authorities.

•	We completed a ground geophysics study covering the central portion of the Cerro Blanco concessions. A grid totalling approximately 232 line kilometres, each line spaced 50 meters apart, was established over concessions encompassing the four known prospects. The purpose of the study was two-fold. The first, to assist exploration personnel to site and orient drill holes planned for the upcoming Las Carolinas and La Cantera drill program as well as to identify new exploration targets. The second, to assist engineering personnel to locate the crusher, process plant, waste dumps, tailings facility and site infrastructure away from mineralized areas. As a result of the geophysics study, a project footprint has been established for final engineering design purposes and possible extensions to Las Carolinas and La Cantera as well as two new exploration target areas have been identified. Initial mapping and sampling of the two new exploration target areas is underway and a diamond drilling work program for Las Carolinas and La Cantera incorporating results from the geophysics study has been prepared and budgeted. A 31 hole diamond drilling program - 7 drill holes in Las Carolinas and 24 in La Cantera – totalling approximately 5,200 meters, is planned for completion over a three month period. We have not yet determined a commencement date for this drilling. The Company has received all necessary permits to undertake the drilling program and earth moving equipment has been assembled to start construction of drill roads and pads.

•	We continued to monitor the market for titanium dioxide feedstock, which remains buoyant. Various recent public articles have reported contract rutile sales at prices of $2,700 per tonne and above. An article in the March 7, 2012, edition of Industrial Minerals stated that feedstock producers were warning that welding grade rutile prices could top $4,000 per tonne in the second half of 2012 due to increasing demand and anticipated supply constraints.

•	As a result of a ground, geophysical magnetic survey carried out on the Cerro Blanco property in March, 2012, three new rutile target prospects were identified. The survey was contracted out to Santiago-based geophysical specialist consultancy which tested the magnetic susceptibility of rock within a surveyed grid. This technique is used extensively in Chile as an exploration tool in the copper industry and the Company wanted to test its applicability to titanium exploration. The consultant constructed a rectangular grid measuring 7.5 km by 3 km (2,250 hectares) comprised of 61 lines oriented northeast-southwest and spaced 50 meters apart. The grid covered the previously known main rutile prospects at Cerro Blanco – Las Carolinas, La Cantera, Chascones and Eli. Rock underlying the grid lines was subjected to a magnetic field and the magnetic response was measured. In the case of Cerro Blanco, rutile bearing rock typically exhibited a lower magnetic response than for example rutile deficient or iron bearing rocks. Based on an interpretation of the survey data, the consultant and the Company were able to identify three new rutile target prospects warranting further investigation. These targets are:

•	Target 1 Hippo Ear
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

·	Target 3 Quartz Creek
This target covers an area of approximately 77 hectares and is located directly southeast of the Las Carolinas prospect. Geological reconnaissance and systematic grid rock sampling (one sample every 25 - 30 meters) has been completed over approximately 27% of the target area. Some outcrop samples showed abundant rutile related to coarse quartz, albite and veinlets. Samples taken from the target areas listed above were submitted for XRF total rock analyses. The 47 samples submitted had an average grade of 1.41% and a maximum grade of 5.52% TiO2. Four samples had grades of over 4.0% TiO2. A further twenty-four samples were taken from the Chascones prospect with rutile mineralization observed in all samples. These samples had an average grade of 1.39% and maximum grade of 2.57% TiO2.

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

•	We entered into a letter of intent (“ LOI ”) with Hyundai Welding Co., Ltd., (“Hyundai Welding”) and Korea Resources Corporation, (“KORES”) which contained binding provisions whereby Hyundai Welding and KORES were required to provide the Company with US$10,000,000 in funding for the Cerro Blanco project (“Cerro Blanco”) in Chile in three installments of US$2,000,000 on or before July 7, 2012, US$3,000,000 on or before August 7, 2012, and US$5,000,000 on or before August 31, 2012. This was subsequently amended, due to Korean banking and regulatory requirements, to allow for the full $10,000,000 payment to be made in one payment by August 17, 2012. On August 20, 2012, we terminated the LOI as Hyundai Welding and KORES had failed to make required initial payments by August 17, 2012.

•	On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of White Mountain's standard grade, natural rutile concentrate at a fixed price. The three year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement.

Results of Operations

The Company recorded a net loss of $1,850,856 and $6,926,558 for the three and nine months respectively ended September 30, 2012 ($0.03 and $0.11 per weighted average common share outstanding) compared to a net loss of $2,665,026 and 7,424,107 ($0.05 and $0.13 per share) for the comparable interim periods in 2011.

The loss in the nine months ended September 30, 2011 was materially affected by ASC 815 which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock and was applicable to the 4,250,000 warrants which were exercised in 2011.

For the nine months ended September 30, 2012, the Company recorded a fair value loss on the warrants of $nil. For the nine months ended September 30, 2011, the Company recorded a loss of $543,150.

Many expenses continue to be comparable for this nine month period compared to the same period in 2011, reflecting the continuing activities of the Company in Chile to advance to final feasibility and the development of the Chinuka Process. The most material exceptions are as follows:

•	Exploration expense of $1,136,228 for the three months ended September 30, 2012 (YTD: $3,205,155) (2011: $193,806 - YTD: $1,717,194) reflects the increased work being performed to meet the requirements of the final feasibility study, most particularly in the areas of environmental studies, mapping and geological analysis;
•	Office expenses of $61,708 for the three months ended September 30, 2012 (YTD: $314,227) (2011: $53,230 – YTD: $135,042) reflects stock-based compensation of $190,530 for the nine months ended September 30, 2012 (2011: $63,000), as well as the expanded activities in the Santiago office;
•	Research and development of $307,574 for the nine months ended September 30, 2012 (2011: $176,504) reflects increased expenditures on technology with respect to the Chinuka process; and
•	Foreign exchange gain of $7,794 for the three months ended September 30, 2012 (YTD: loss $156,936) (2011: loss $22,501 – YTD: loss $288,883) reflects the volatility of the U.S. dollar compared to the Chilean Peso and Canadian dollar during the period compared to 2011.

Consulting fees – directors and officers for the three months ended September 30, 2012 were $100,200 compared to $1,493,883 for the comparative quarter in 2011 (YTD: 2012: $908,325, 2011: $2,256,923), and management fees were $101,228 compared to $559,626 (YTD: 2012: $632,184, 2011: $1,191,669). The decreases in these expenses related to the stock-based compensation expenses recorded for the issuance of shares of common stock to directors, officers, management, employees and consultants during the comparable interim periods. For the three and nine months ended September 30, 2012, a total of Nil and 584,500 number of such shares were issued, respectively. By comparison, they were 1,290,000 and 2,490,000, respectively for 2011.

Liquidity and Cash Flows

As of September 30, 2012, we had working capital of $2,267,820 (December 31, 2011: $1,802,594), including $2,436,023 (December 31, 2011: $1,983,725) of cash and cash equivalents.

Cash used in operating activities was $5,229,736 for the nine months ended September 30, 2012, compared to $3,915,232 for the comparative period. Cash used in investing activities was $106,021 for the nine months ended September 30, 2012 (2011: $137,347).

During the nine months ended September 30, 2012, we raised a total of $5,788,055 in net cash through financing activities (2011: $3,136,834). Two private placements with three closings were closed for gross proceeds of $5,611,622, less commissions and finders’ fees of $336,067. In addition, $117,500 and $395,000 were generated, respectively through exercise of warrants and stock options during the year.

We anticipate that we will need to raise additional funds to meet or exceed the needs of our operations, and we continue to do so actively. We believe that the prospects are such that we will be able to raise sufficient funds; however there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitment to exercise. The most likely source of new funds would be an equity placement of common shares. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of the milestones in the engineering and marketing plans, and would delay any decision regarding the viability of operations while likely increasing future costs.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

White Mountain Titanium Corporation

Date:	November 9, 2012	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2012	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)

