Form 10-K
period 2012-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2013-03-15
CIK 1284766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION

(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

Augusto Leguia 100, Oficina 1401, Las Condes, Santiago Chile	None
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (56) 22 657-1800

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $51,660,147 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 11, 2013, there were 68,069,679 shares of the registrant’s Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

White Mountain Titanium Corporation is an exploration stage company. We were incorporated in the State of Nevada on April 24, 1998. The Company has not been party to any bankruptcy, receivership or similar proceedings nor has it undertaken any material reclassification, merger, consolidation, or purchase or sale of a material amount of assets not in the ordinary course of business over the last three years. We have six wholly owned subsidiaries: Sociedad Contractual Minera White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions and conducts our principal operations; White Mountain Titanium Corporation, a Canadian stock company which provides management and administrative services on behalf of the U.S. parent; White Mountain Minerals Ltda., White Mountain Metals Ltda., and White Mountain Energy Ltda., all of which are inactive Chilean companies, and White Mountain Titanium (Hong Kong), a Hong Kong company which is inactive.

We are progressing in various stages of development on eight natural rutile prospects located on our Cerro Blanco property. The Cerro Blanco project lies near the coast of northern Chile in the southern reaches of the Atacama Region and is approximately 403 miles north of the capital Santiago and approximately nine miles south of the nearest village, Freirina. The region in which the Cerro Blanco project is located has been designated as a mining region and has a history of production and extraction of several minerals including copper, iron and gold. Our project would be the first rutile mine in this region and in the country. Cerro Blanco is located at a maximum elevation of approximately 3,362 feet above sea level and is near the port of Huasco which is approximately 18 miles to the northwest. The site has a nearby power supply and has available adequate road, rail, labor and support services. We presently hold 33 registered mining exploitation concessions and five exploration concessions over an area of approximately 20,324 acres. We have identified eight natural rutile prospects located on the Cerro Blanco project, designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek and Algodon prospects. The last four of these have only recently been located.

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

Exploration drilling by us and the previous owner has focused on and defined rutile mineralization on two Cerro Blanco prospects, Las Carolinas and La Cantera. Outside pilot plant scale metallurgical test work has demonstrated that rutile mineralization at Las Carolinas can be concentrated to a level meeting buyer specifications and that this concentrate can be produced using a conventional milling and flotation process. Marketing this pilot plant concentrate has resulted in two definitive off-take agreements. We have filed an environmental impact statement (“EIS”) for the Cerro Blanco project and intend to undertake an in-fill and step-out drilling program at Las Carolinas and La Cantera, advance discussions with respect to access and surface rights as well as the supply of power and water, and commission an independent, third party engineering firm to assist with the preparation of a final feasibility study (“Final Feasibility”) to construct an open pit and milling operation at Cerro Blanco capable of producing rutile concentrates. Depending on results from further pilot plant test work and follow-on marketing, the final process design for Cerro Blanco may eventually include a sodium feldspar recovery circuit which could have a significant positive impact on overall project economics. At this point, we are intending to advance the project to Final Feasibility solely on the basis of rutile concentrate so as not to delay the onset of mine production.

As we now have a numerically small but experienced in-house engineering team as well as a considerable body of engineering design and process engineering work completed, both by us and previous owners, and as we can schedule certain of the flow chart activities in tandem, we believe a Final Feasibility could be completed within a twelve month time frame, subject to the availability of funds, contract personnel and equipment. We estimate the minimum cost (excluding general corporate and administrative costs) to take the project to Final Feasibility at approximately $6,800,000, with the principal areas of cost variability being meterage of the final drill program, mine planning, third party engineering, environmental compliance and permitting.

We will require additional financing to achieve Final Feasibility.

Major Developments since December 31, 2011

During year ended December 31, 2012, we had the following major developments:

•	We entered into an agreement with AMEC International (Chile) S.A. (“AMEC”) to conduct a full review of earlier engineering studies prepared by AMEC - Cade Idepe on the Cerro Blanco project. AMEC's scope of work involved a full review of process plant design and recovery, location of waste dumps and tailings areas and economic assessment. The review was completed by mid-year. In conjunction with our environmental consultant, we integrated the results of AMEC's process design and the location of tailings and waste review into the EIS and the most recent baseline monitoring studies in respect of flora and fauna on site as well as the project's possible impact on the local communities. We have also commenced holding project information and awareness discussions with leaders of the three communities located closest to the project.

•	We entered into a non-binding agreement with Empresa Electrica Guacolda S.A. (“Guacolda”) for the supply of electric power, associated transmission lines and sea water for a desalination plant proposed to be built at site. The terms of the agreement will only become binding when we have all the permits in hand to commence construction of the Cerro Blanco project. We and Guacolda held discussions with respect to port storage and loading facilities for rutile concentrate.

•	We were notified by personnel conducting research on the Chinuka Titanium Metals Technology Process (“Chinuka Process”) at the University of Cambridge that the next stage of research will involve increasing the size of the reactor vessel to produce sponge titanium using Cerro Blanco rutile concentrate and that the exact vessel dimensions and capacities are currently being determined. The Company continues to monitor White Mountain funded research being undertaken. The principal researcher has reported that testing of the larger scale reactor has been completed and is ready to initiate larger scale electrolysis. In addition, a variety of other feedstocks containing either significant quantities of iron or other minerals containing niobium and tantalum are being assessed regarding their viability for treatment by the Chinuka Process.

•	We proceeded to complete the EIS, which was filed with the Chilean Environmental Authority in February 2013. The gathering of seasonal baseline data which had to be supplied in conjunction with a marine concession application to construct a desalination plant commenced on December 21, 2012, the official start of summer in Chile. This plant will provide industrial water to the Cerro Blanco project and possibly to other users in the region as well. Process and design engineering work for the planned desalination plant, together with the access license, is being incorporated into the final project engineering design and EIS for submittal to the Chilean mining authorities. In addition, the Company successfully concluded negotiations with six households that would be required to be re-located as part of any production planning.

•	We, together with an outside consultant, completed a ground geophysics survey covering the central portion of the Cerro Blanco concessions. A rectangular grid measuring 7.5 kilometers by 3 kilometers (2,250 hectares) was established over concessions encompassing the four known prospects at Cerro Blanco - Las Carolinas, La Cantera, Chascones and Eli. Within this grid, approximately 232 line kilometers, comprised of 61 lines with each line spaced 50 meters apart, was surveyed. Rock underlying the grid lines was subjected to a magnetic field and the magnetic response was measured. In the case of Cerro Blanco, rutile bearing rock typically exhibited a lower magnetic response than for example rutile deficient or iron bearing rocks. The purpose of the study was two-fold. The first, to assist exploration personnel to site and orient drill holes planned for the upcoming Las Carolinas and La Cantera drill program as well as to identify new exploration targets. The second, to assist engineering personnel to locate the crusher, process plant, waste dumps, tailings facility and site infrastructure away from mineralized areas. The survey identified four new rutile target prospects - the fourth new rutile target, Honorio’s Creek, which is located to the northeast and between Las Carolinas and La Cantera, was identified through follow up mapping. Based on an interpretation of the survey data, the consultant and the Company were able to identify three new rutile target prospects warranting further investigation. These targets are:

o	Target 1 Hippo Ear

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

o	Target 2 Algodon Prospect

This target covers an area of approximately 44 hectares and is located approximately 1.5 km west of the Las Carolinas prospect. Geological reconnaissance and selective sampling of outcrop has been completed over approximately 60% of the target area. Nine samples were taken, which had an average grade of 1.54% and a maximum grade of 5.58% TiO2.

o	Target 3 Quartz Creek

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

Our geological and in-house engineering teams have prepared two detailed drill programs for the Cerro Blanco project totaling approximately 9,200 meters. A 5,200 meter in-fill and step out drill program has been prepared for the Las Carolinas and La Cantera prospects with the objective of expanding the overall project resource base and increasing resources falling within a measured and indicated classification. In addition, a 4,000 meter exploratory drill program has been prepared to follow up on high grade surface sampling and trenching results at four newly identified prospects - Hippo Ear, Algadon, Quartz Creek and Honorio's Creek - as well as the previously known but undrilled Chascones prospect.

All eight prospects are located within the northern portion of the Cerro Blanco project, along a strike length of approximately 4 kilometers.

•	We entered into a letter of intent (“ LOI ”) with Hyundai Welding Co., Ltd., (“Hyundai Welding”) and Korea Resources Corporation, (“KORES”) which contained binding provisions whereby Hyundai Welding and KORES were required to provide the Company with US$10,000,000 in funding for the Cerro Blanco project (“Cerro Blanco”) in Chile in three installments of US$2,000,000 on or before July 7, 2012, US$3,000,000 on or before August 7, 2012, and US$5,000,000 on or before August 31, 2012. This was subsequently amended, due to Korean banking and regulatory requirements, to allow for the full $10,000,000 payment to be made in one payment by August 17, 2012. On August 20, 2012, we terminated the LOI as Hyundai Welding and KORES had failed to make required initial payments by August 17, 2012.

•	On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of our standard grade rutile concentrate at $1,250 per tonne FOB port. The three year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement. Since October, 2010, we have entered into five letters of intent for off-take agreements with pigment, welding materials and titanium metals producers for the supply of standard and fine grade rutile concentrate from the Cerro Blanco project. During 2011, we entered into our first off-take agreement with a major international pigment producer where that producer will purchase 25,000 tonnes per annum of the Company’s standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Deliveries must commence no later than September, 2014 and would run to December, 2016. The term of the agreement may then be extended by mutual agreement.

•	During year ended December 31, 2012, we raised a total of $5,788,055 in net cash through financing activities. Two private placements with three closings were closed for gross proceeds of $5,611,622, less commissions and finders’ fees of $336,067. In addition, $117,500 and $395,000 were generated, respectively through exercise of warrants and stock options during the year.

•	During the first quarter of 2013 we had sold shares in our non-public offering of up to 14,285,714 units (the “Units”) at $0.70 per Unit, with each Unit consisting of one share of common stock and one-half warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at $0.90 per share at any time prior to July 25, 2014. As of March 11, 2013, we sold a total of 4,232,990 Units representing 4,232,990 common shares and 2,116,495 full warrants and received gross proceeds of US$2,963,100, less commission and finders’ fees payable of $207,417 and 211,650 placement agent warrants. The securities offered and sold in this offering will not be or have not been registered under the Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Chinuka Process

On October 1, 2010 we issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”). We now have access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. As consideration for the sublicense, the terms of the agreement between the Company and La Serena are:

•	4,000,000 restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena). These shares are to be released from escrow over 24 months with 500,000 shares released to each Chinuka and La Serena on closing and the balance released from escrow at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As at December 31, 2012, all 4,000,000 shares had been released from escrow. The Company may cancel the sublicense agreement (and related escrow share releases) at any time following the initial release of shares;

•	The expenditure of $5,000,000 by the Company within five years of closing to advance development of the Chinuka Process towards commercialization. As at December 31, 2012, the Company had expended approximately $751,136 for lab scale research related to the Chinuka Process;

•	A 2% gross royalty payment to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process, and to make advance minimum royalty payments to La Serena of $200,000 per year commencing 2015; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

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

We anticipate the sublicensing of the Chinuka Process will create an opportunity to add value to the Cerro Blanco project, particularly with respect to the planned minus 53 micron Ultra-fine rutile concentrate. Initial test work was directed at producing small quantities of titanium sponge metal from Ultra-fine concentrate. The focus then shifted to improving overall process recovery, optimizing cell voltage and current density and reducing residual oxygen level in the titanium sponge metal from 1 wt% to 0.5 wt% (a commercial weight percent specification for sheet rolled titanium metal). Recent test work focused on the adaptability of the Chinuka Process which has succeeded in demonstrating the possibility of producing titanium metal powder (a higher value product than titanium sponge metal) directly from Ultra-fine concentrate. Current test work is examining the possible utilization of lower grade rutile concentrate and / or ilmenite concentrates as Chinuka Process feedstock. Ilmenite is the most common form of titanium concentrate, however many ilmenites have impurities which preclude their use in paint and pigment applications.

In November 2012, Dr. Daniel Jewell, main post-Doctoral researcher from Chinuka, won the Best Paper Prize at Titanium 2012, Atlanta, Georgia for his paper “The Chinuka Process: Electroextraction-refining.”

In 2013, research on the Chinuka Process will continue to be conducted at Cambridge University using a recently commissioned larger reactor. In addition to testing lower grade titanium feedstocks, the research focus will be broadened to determine to the Chinuka Process’ possible application to other oxide minerals that are capable of forming oxycarbides, including niobium, tantalum, uranium and rare earths.

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

Industry Background

The bulk of the world’s titanium is used as the metal oxide, titanium dioxide (TiO2). The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668 C, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About 5% of the world’s titanium is used as the metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is as strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

The table below gives a summary of distribution and end uses on an industry by industry basis for TiO2.

U.S. Distribution of TiO2 pigment shipments by industry: 2010
Industry	Percent
Paint and Coatings	57.1%
Plastics and Rubber	27.4%
Paper	9.7%
All Other*	5.8%

* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink.

Source: U.S. Geological Survey, 2010 Minerals Yearbook, “Titanium”, June 2012. This and other U.S. Geological Survey publications referenced in this Titanium Industry and Market Overview can be found online at http://minerals.usgs.gov/minerals/pubs/

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

Source: U.S. Geological Survey, Mineral Commodity Summaries, “Titanium and Titanium Dioxide”, January 2013

Titanium Pigment Production

Mining of titanium minerals is usually performed using surface methods like dredging and dry mining and gravity spirals. Ilmenite is often processed to produce a synthetic rutile.

The most widely used processes for the manufacture of titanium dioxide pigment are the sulphate and chloride processes. Commercially manufactured titanium dioxide pigment is available as either anatase-type or rutile-type, categorized according to its crystalline form, regardless of whether it is made from the mineral rutile. Anatase pigment is currently made by sulphate producers only, while rutile pigment is made by both the chloride and the sulphate processes. The decision to use one process instead of the other is based on numerous factors, including raw material availability, freight, and waste disposal costs.

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

In the sulphate process, ilmenite or titanium slag is reacted with sulfuric acid. Titanium hydroxide is then precipitated by hydrolysis, filtered and calcined. This is a process involving approximately 20 separate processing steps. As sulphate technology is predominantly a batch process, it is possible to operate one part of a sulphate process plant while another part is shut down for maintenance. To some extent, stocks of intermediate reaction products can be allowed to build up, awaiting further processing downstream at some later time. It is also possible that a sulphate process plant can be run at 60 - 80% capacity utilization fairly easily if necessary, simply by switching off one or more of its calciners.

Synthetic rutile is formed by removing the iron content from ilmenite, thereby concentrating the titanium dioxide content to at least 90%. In this way, ilmenites can be upgraded to chloride route feedstocks and used as a substitute for rutile.

Demand for Titanium Pigment

An assessment of historical data contained in the U.S. Geological Survey publication “Titanium Minerals Handbook, 1970 - 2007” shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons in 1970 to 3.9 million tons in 2000. Demand declined to 3.7 million tons in 2001, rebounded to approximately 4.0 million tons in 2002 and steadily increased to approximately 4.9 million tons in 2007. Since 2007, demand for titanium pigment has continued to grow together with installed capacity. In their Mineral Commodity Summaries, “Titanium and Titanium Dioxide, January 2013” the U.S. Geological Survey estimate 2012 world titanium dioxide pigment capacity at 6.55 million tons, the same as the previous year.

Titanium Dioxide Prices

The U.S. Geological Survey Mineral Industry Surveys, “Titanium in the Third Quarter 2012, January 2013” published prices for bagged rutile mineral concentrates were quoted at $2,500 - $2,800 per tonne, up from $1,348- 1,600 quoted in the same period in 2011. By comparison, published prices for ilmenite concentrates in the third quarter of 2012 ranged from $250 - $350 per tonne up from $140 - $250 per tonne quoted in the same period in 2011.

Over the past two years, price realizations for titanium feedstock suppliers have risen dramatically due to supply constraints, higher energy costs and increasing demand for pigment and metal. During 2011 and into the first half (“1H”) of 2012, rutile and synthetic rutile prices quadrupled based on average settlements reported by dominant producer Iluka. Rutile prices were capped at $550 per tonne in 2010, but averaged $1,055 per tonne the second half (“2H”) of 2011 with announced price settlements for 1H of 2012 averaging $2,450 per tonne. Sierra Rutile negotiated even better prices, averaging $2,530 per tonne for the first quarter (1Q) in 2012. Over the same period, reported synthetic rutile prices were lower than natural rutile, but still increased by similar proportions, to average $2,000 per tonne in 1H of 2012 from $440 per tonne in 2010. Both natural and synthetic rutile prices have retraced in the 2H of 2012 into 1Q of 2013 based on reduced sales of titanium pigment and coincident feedstock inventory overhang as well as the decision by several major feedstock producers to shift from long-term to spot or short-term contracts.

Competition

Once in production we will compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Sierra Rutile Limited as well as other projects proposed for development. Each of the existing producers has an operating history as well as proven reserves and resources. However, the majority of their collective production is in the form of ilmenite or synthetic rutile, not natural rutile.

In order to compete with existing producers and other projects proposed for development, first and foremost our rutile concentrates will need to meet buyers’ specifications, including particle size, concentration levels, calcium and impurities. Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be concentrated to an acceptable level to buyers. This is borne out by two, definitive off-take agreements for rutile concentrates entered into by the Company and major international pigment producers.

Management believes that the location of the Cerro Blanco project provides us with a number of competitive advantages. The property is located in a designated mining region, at a low elevation, near the coast and three towns from which it will be able to draw manpower, supplies and equipment. The area has a sunny climate and good infrastructure road and rail transport links, line power and water. The working port of Huasco, which is capable of handling 70,000 tonne ships, is only 30 kilometers northwest of Cerro Blanco and provides seaborne access to the high growth markets of South America and Asia as well as North America and Europe.

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation. Nevertheless, as a condition to placing the property into production, we have submitted an environmental impact study for review and approval.

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

We have completed an environmental base line study on the property, which has been submitted to the regional Chilean government authority for review and approval. The work completed to date forms the basis of the environmental impact study to commence mining operations. While the environmental monitoring and base line studies completed to date have not identified any endangered plant or animal species on the property, and while the property is located at distance from human habitation, these studies cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations. Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley to the north-northeast. Nevertheless, prevailing winds at the mine site are east-west which should permit us to schedule blasting and other activities which create significant dust on days with prevailing or no winds. Our principal rock crushing plant will be fitted with dust containment units which should also mitigate dust from these activities. We also plan to use water trucks to dampen roadways and limit the amount of dust from trucks using these roads.

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

Employees

Our staffing level has now expanded to a total of 15 employees, 12 of whom are full-time. With a small in-house engineering team on staff, we continue to depend upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have, at this stage, any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and its Business

We have not developed any proven or probable reserves on our concessions and unless we do so, we may not be able to commence principal mining operations.

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. We cannot know if our mining concessions contain commercially viable ore bodies or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically, and legally feasible. If we are unable to develop commercially viable ore bodies, we may be unable to secure funding to place our Cerro Blanco project in production.

We may be unable to insure against all potential risks on our mining project which could result in significant losses.

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

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2012 and 2011 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2012, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2012, we have continued to experience losses from operations. We have continued to fund operations through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned mineral exploration activities and completing a feasibility study on our mining concessions. Our ability to continue as a going concern following the completion of the feasibility study on our mining concessions is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Even if we substantiate commercial reserves of titanium on the Cerro Blanco property, we may not be able to successfully commence commercial production unless we receive additional funds, for which there are no present arrangements or agreements.

We estimate that we will require, at a minimum, additional funds of approximately $5,000,000 to complete all intended exploration of the Cerro Blanco property. We may encounter contingencies or additional costs not presenting contemplated. We have not yet commenced principal mining operations on the property and we have no income. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and to construct mining and processing facilities. If our exploration programs are successful in establishing titanium dioxide reserves of commercial tonnage and grade, we will require significant additional funds in order to place the mining concessions into commercial production. At present we do not have any source of this additional funding and there is no assurance that we will be able to obtain such financing.

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

We have been engaged in the exploration of minerals for several years and have not generated any historical revenues relating to our mineral exploration activities. We have incurred cumulative net losses of $43,288,992 from these activities through December 31, 2012, and anticipate a net loss until we are able to commence principal mining operations, if ever. During this exploration stage we have no source of funding to satisfy our cash needs except for our existing cash resources, which management estimates will not be sufficient to meet our cash needs to complete all of our planned mineral exploration activities and a feasibility study. The scope and cost of a feasibility study will be dependent upon factors such as plant size and process recovery design, neither of which will be known until further metallurgical testing and product marketing are completed. As such, we have no plans for revenue generation and we do not anticipate revenues from operations unless we are able to locate an economic ore body, commence principal mining operations, and are able to sell the concentrate. There is no assurance that management’s estimates of the costs of exploration and completion of the feasibility study are accurate, or that contingences will not occur which will increase the costs of exploration. Even if we locate an ore body, we may not achieve or sustain profitability in the future. If we are unable to secure additional financing and do not begin to generate revenues or find alternate sources of capital before our cash resources expire, we will either have to suspend or cease operations.

We have entered into off-take agreements which are conditioned upon our ability to commence principal mining operations within certain dates which if not met could result in the loss of these off-take agreements.

We have entered into two definitive off-take agreements which are conditioned upon our commencing production by September 30, 2014 in one case and by December 31, 2014 in the other. Failure to meet these deadlines would mean that these off-take agreements may be terminated by the purchaser at any time following the deadlines. .

We do not have firm contracts for items which could affect the raw materials and services needed to place our Cerro Blanco project into production which would result in higher operating costs.

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

Currency fluctuations may affect our costs as a significant portion of our expenses are incurred in Chilean pesos. During the last six months the exchange rate of pesos to the U.S. dollar has fluctuated from 468 to 485. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period. In addition, any decrease in the exchange rate make increase our operating costs in Chile.

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

We have not obtained our mining permit to commence principal mining operations on the Cerro Blanco project. Based upon our past environmental monitoring and base line studies prepared for us which cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations, we anticipate that the issue of airborne dust will be an issue closely reviewed and monitored by the government. Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley. Airborne dust from our mining operations could negatively affect agricultural plants or animals being raised in the area, or could negatively affect respiratory functions of persons living near the site. If we are unable to provide adequate remediation plans in our environment impact statement, we may be unable to obtain the necessary operations permit to commence principal mining operations. In the alternative, the government could require us to implement more costly remediation procedures to obviate any potential airborne dust contamination. Once we receive our operating permit, if we are unable to meet the standards for airborne particles set forth in the permit, we could be cited by the government for noncompliance and fined or we could be forced to cease mining operations until the problem is remedied, which could require more expensive remediation measures. In addition, if we exceed reasonable dust standards, neighboring communities and businesses, especially the agriculture business in the Huasco River valley, could seek monetary damages from damages caused by the dust created from our mining activities or could seek injunctive relief to terminate any mining operations causing damage to the community or business. We could incur increased operating costs from these actions and could be delayed in our planned mining activities, each of which would have a material negative impact on our ability to commence or engage in our planned mining activities.

Because we have not secured water rights and access to utilities for development of our mining concessions, there is no assurance that we would be able to develop the property.

We are subject to factors beyond our control, such as production costs, including the availability of adequate and cost-effective supplies of electricity, water, and diesel fuel to run the heavy equipment and backup generators. We have no current binding arrangements to provide electricity, water, or diesel fuel. While we believe that we have various alternatives available to us with respect to negotiating these arrangements, there is no assurance that we will be able to do so, or that the terms and costs of such arrangement or agreement will be satisfactory to us or within our current operating budget. Our inability to secure these items, or to obtain them at a reasonable cost, could affect our ability to proceed with the project if commercial reserves of titanium are discovered.

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

The market for titanium dioxide, as with other minerals, is intensely competitive and dominated, in this case, by a small number of large, well-established and well-financed companies, including Iluka Resources Inc., a subsidiary of Iluka Resources Ltd., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Titania A/S, which represent the world leaders in production of titanium mineral concentrates, as well as smaller titanium producers. All of the major competitors have longer operating histories and greater financial, technical, sales and mining resources than we do. Because of the significantly greater resources of these companies, should we commence mining operations, we may not be able to compete successfully with these entities.

Risks Related to Our Common Stock

There are a large number of shares issuable upon exercise of our outstanding options and warrants that may be available for future sale, and the sale of additional shares may depress the market price of our common stock.

As of March 11, 2013, we had 68,069,679 shares of common stock issued and outstanding, outstanding warrants to purchase up to 7,009,069 shares of common stock, and outstanding options to purchase up to 315,000 shares of common stock. We also have existing contracts which call for the issuance of up to 1,825,000 additional shares upon the occurrence of certain events. All of the warrants and options are immediately exercisable. The sale of these shares may adversely affect the market price of our common stock.

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

Our common stock is trading in the over-the-counter market and is quoted on the OTCQB. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as our ability to implement our business plan pertaining to the Cerro Blanco mining concessions in Chile, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on stock exchanges, which means that the difference between the price at which shares could be purchased by investors on the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. We cannot insure that our trading volume will be sufficient to significantly reduce this spread, or that we will have sufficient market makers to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock increases and exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time the investor wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale. We do not anticipate that there will be any public trading market for the Warrants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Cerro Blanco Property

Through our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, we hold mining concessions for 33 registered mining exploitation concessions, and 5 exploration concessions, over approximately 8,225 hectares in Chile. We have identified eight potential prospects on these concessions. We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or produced. We are conducting a drilling campaign and pre-feasibility work in preparation for a feasibility study to determine whether the concessions contain commercially viable ore reserves. If we are successful in obtaining a feasibility study which supports commercially viable ore reserves, we intend to exploit the concessions and to produce titanium dioxide concentrate through conventional open pit mining and minerals processing.

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

Location and Access

The Cerro Blanco property is located approximately 39 kilometers, or approximately 24 miles, west of the city of Vallenar in the Atacama geographic region (Region III) of northern Chile and southwest of the Cerro Rodeo Mining District. Access to the property is as follows: The main Ruta 5, the Pan American Highway, runs north from Santiago for approximately 665 kilometers to Vallenar; from there a paved road runs west toward the Port of Huasco for a distance of 22 kilometers to the village of Nicolasa; at Nicolasa a municipally maintained dirt road runs approximately 10 kilometers southwest to the property. Management believes access to the property is adequate to accommodate the type of vehicles and traffic during the exploration stage on the property. Improvements to the dirt road will be required for the development and production stages. These improvements will include widening of the road and topping it with gravel. Management believes adequate supplies of bedrock and gravel are available for this purpose, although it currently has no arrangements or agreements to provide either the improvement services or supplies. The area is served by a regional airport at Vallenar.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
El Salado
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
Punta del Cobre
Ojos del Salado
COPIACO
TIERRA AMARILLA
La Candelaria
Los Loros
Cerro Blanco Project
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
Algarrobo
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. We have converted 33 of our existing exploration licenses into exploitation licenses. The tax payments for March 2010, 2011, and 2012 were $78,400, $84,900 and $96,267 respectively, at the prevailing exchange rate. We anticipate that the tax payment for 2013 will be about the same as that of 2012.

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

The surface rights for the Cerro Blanco project are owned by Agrosuper, a large Chilean agricultural concern. In 2010, the Company commenced discussions with Agrosuper to establish a mutually acceptable access corridor to the mine site. In addition to road traffic, it was envisaged that this corridor would also be used to bring line power and process water to site. Upon completion of the final feasibility study, we intend to continue to advance discussions with Agrosuper to acquire the surface rights either through negotiation or through the courts. This is an ongoing progress. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

Geology and Mineralization

Management believes the Cerro Blanco property contains a large and possibly unique type of titanium mineralization. Nevertheless, we are still in the exploration stage of development and there are no known reserves on the property. The titaniferous mineral located on the property is clean red-brown and black rutile which occurs disseminated with the tonalitic suite of an alkalic diorite-gabbro-pyroxenite intrusive. Its uniformly disseminated nature and associated alteration endow it with strong similarities to porphyry copper deposits. Natural rutile concentrates are the preferred feed stock for both titanium metal and titanium dioxide pigment.

Exploration History

In 1990 - 1991, the western half of the property, then referred to as Barranca Negra, was held under option by Adonos Resources of Toronto, Canada, who conducted extensive rock sampling, geological mapping and 450 meters of trenching.

In 1992, the property was optioned by Phelps Dodge, to which they applied the name Freirina. In late 1992 and early 1993, 1,200 meters of diamond and 6,000 meters of reverse circulation drilling were completed, principally in the most westerly Cerro Blanco anomaly. In 1993, two 15 tonne bulk samples were taken for metallurgical testing. A gravity concentrate was produced from a 15 tonne sample of this material by Lakefield Research in Santiago. Fifty kilograms of this concentrate were shipped to Carpco Inc. in Florida for further gravity circuit up-grading followed by dry-milling using magnetic and electrostatic separation techniques.

In 1999, Dorado Mineral Resources N.L. purchased the property and re-named the property Celtic. In February 2000, a preliminary processing test carried out by RMG Services Pty. Ltd., Adelaide, Australia, on behalf of Dorado, used combined microwave leaching and flotation in the up-grading of Celtic (Freirina) gravity concentrate. In June 2000, a review and summary of prior exploration programs and results was conducted by an independent geological consultant on behalf of Dorado Mineral Resources N.L. A cross-sectional estimation of the resource potential of the Cerro Blanco deposit based on the prior drilling and surface sampling was completed as part of this study. Later the same month a scoping study based on level plans produced for the area of highest density drilling was undertaken on behalf of Dorado Recursos Minerales Chile S.A. by Tecniterrae Limitada, a Santiago based group of consulting mining engineers. In 2000, a further study was commissioned by Dorado Recursos Minerales Chile S.A. to supervise the collection of a second bulk sample of 25 tonnes for metallurgical testing. Also during this program the Cerro Blanco area was geologically re-mapped.

In August 2001, ownership of the property was transferred to Kinrade Resources Limited. Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract.

In the fall of 2003, ownership of the property passed to Sociedad Contractual Minera White Mountain Titanium, formerly known as Compañía Minera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation. The purchase was completed in September 2005.

In 2006, we undertook two drill programs on the Las Carolinas prospect. The first was designed to test ore variability and provided 15 different composites which were subjected to metallurgical testing. The second consisted of a 16 hole, 2,900 meter infill and step out drill program designed to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west. Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent out for metallurgical testing and grade variability studies. Whole-core geotechnical testing was carried out in respect of rock mechanics for mine planning purposes.

Planning and execution of the both drill programs was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2 concentrate from conventional flotation. After an extensive evaluation of historic data, our contract geologists devised an ore ranking system, MR1 (“Mine Rank 1”) through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications. Both historic drill data and data from these two drilling campaigns was input into a geological model. This geologic model, together with other datum such as metallurgical test work, ore ranking and rock mechanics, then formed the basis of an integrated resource model.

During 2007, the Company’s geological team undertook and extensive geochemical sampling program to the south and southwest, principally focused on the Eli prospect. Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1,100 meters by 900 meters. These were sent for chemical assay. Samples showed mineralization with TiO2 grades in the range 1.0% to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2, respectively. The Company followed up by building a 12 kilometer, 5 meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program involving two diamond drill rigs commenced in late April, 2008 and ran through June. Approximately 4,000 meters of drilling was completed and the results indicated that the Eli prospect has the potential for high TiO2 grades, geologically it is more complex than either Las Carolinas or La Cantera.

In January 2008, the Company retained a consultant as a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”). The Technical Report, which was dated February 25, 2008 and was based on extensive geological mapping, surface sampling, 14,078 meters of drilling and a geological model developed by the Company, is filed on SEDAR.

In 2010, the Company’s geological staff oversaw the construction of access roads and drill pads such that a program comprised of approximately 50 diamond drill holes totaling 7,500 meters can be undertaken. This drilling, typically to an average depth of 150 meters, was designed to reclassify more of the established geologic resources to the measured and indicated categories. This drilling was completed in 2011.

We are currently preparing for a drill program at Las Carolinas and La Cantera of approximately 5,200 meters which forms part of the budget to take the project to Final Feasibility. All access roads and drill pads have already been constructed for this program.

Engineering History

Following completion of the 2008 NI 43-101 Technical Report, the Company retained the consultant to compile a NI 43-101 compliant preliminary assessment of the Cerro Blanco project (the “Assessment”). The Assessment, which was dated May 30, 2008 and incorporated by reference the 2008 Technical Report as well as reports prepared for the Company by other independent experts in their fields, is filed on SEDAR. The latter reports include preliminary process plant engineering and costing report prepared by AMEC-Cade Idepe dated March, 2008, a preliminary pit design report prepared by NCL Ingenieria y Construccion dated May 2008, various metallurgical reports prepared by SGS Lakefield, an environmental base line study prepared by Arcadis Geotecnica dated December 2004 and titanium marketing information provided by David Rochester, the Company’s marketing consultant.

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

Based on these assumptions AMEC-Cade Idepe designed a processing plant with an initial operating capacity of approximately 5.1 million tonnes per year, increasing to approximately 6.1 million tonnes per year by Year 4. They estimated a cost to construct the plant and ancillary facilities of US$117 million in direct costs and US$42 million in indirect costs, for a total of US$159 million. To this figure, and as this was a preliminary study, AMEC-Cade Idepe added a 20% contingency to arrive at a total estimated cost of US$190 million. With respect to processing plant operating costs, AMEC-Cade Idepe estimated site and transportation costs to port of US$3.60 per tonne processed (US$184 per tonne of rutile concentrate) in Year 1, dropping to US$3.50 per tonne processed (US$180 per tonne of rutile concentrate) in Year 4. The anticipated reduction in operating costs is attributed to increased volumes as well as increased efficiencies from the gravity pre-concentration circuit. Electric power consumption was the highest single cost item, comprising approximately 31% of the total estimated unit operating costs. AMEC-Cade Idepe recommended that the Company proceed to the pilot stage and investigate two possibilities for reducing capital costs: the use of sea water rather than desalinated water in the processing plant and sitting the plant elsewhere on the property to lower the installed cost of the conveyor. Two alternate sites were identified.

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

Also in January 2010, we reported that we had successfully completed a locked cycle, flotation test work program to recover feldspar from natural rutile flotation tailings.

All test work was carried out in an acidic environment (pH 3.5 to 5.5) - very similar to pH conditions previously used in the flotation of rutile. Management believes this is an important achievement as it obviates the need to undertake major pH adjustment from the rutile to the feldspar flotation circuit. A sodium feldspar concentrate assaying 9.07% Na2O and 0.37% Fe2O3 was produced using fresh water as the aqueous medium and minimal addition of flotation reagents. As with the natural rutile, titanium dioxide concentrate results achieved in the optimization test work, comparable sodium feldspar concentrate grades were obtained using sea water versus fresh water as the aqueous medium.

On December 21, 2010, we announced that we had signed a contract with SGS Lakefield (“SGS”) to conduct a further process development program for the recovery of high purity sodium feldspar concentrate from the Cerro Blanco project. The objective of this program was to refine and optimize the sodium feldspar process flow sheet and to enhance overall concentrate specifications. Working on a feedstock derived from the tailings stream of earlier rutile pilot plant test work, SGS was to examine the selective use of flotation activators and collectors and the effect of varying process conditions on the recovery of a high purity, sodium feldspar concentrate to a specification suitable for use in glass and ceramics applications. From a metallurgical perspective, findings from this process development program would add to the considerable body of project information that already exists concerning the recovery of co-product feldspar. From a commercial point of view, samples of the resultant concentrate would be made available to several international industrial mineral companies who have expressed a possible interest in purchasing sodium feldspar concentrate produced from the project.

Environmental, Surface Rights and Infrastructure History

In 2005 - 2006, Arcadis Geotecnica conducted an environmental base line study over the Las Carolinas and La Cantera prospects. Based on field information gathered, vegetation in the area was comprised mostly of bushes, cactus and plants characteristically found in desert regions and areas of sandy and stony soils. Whilst no native animals were observed, animals potentially living in the area would include foxes, rodents, pumas, guanacos, rabbits and reptiles. The study stated that a mining operation as contemplated would have no significant impact on land vertebrates but care would need to be exercised on the northern slopes favored by reptiles. Six underground springs were identified, several with only seasonal flow. As well six houses were observed extending from the project north towards Vallenar, three of which are occupied on a permanent basis. Conversations with the inhabitants suggested that they would have a positive view of the project due to the economic and social benefits it would bring. Arcadis Geotecnica recommended an intensive follow up survey of one ravine for possible archaeological relics and identified two areas for the possible stockpiling of waste rock. We retained Arcadis Geotechnica to complete the recommended follow up survey and no archaeological relics were found.

In 2010, Arcadis Geotecnica was contracted to complete a baseline monitoring update over approximately half of the project’s land area in preparation for the commissioning of an EIS. Arcadis’ scope of work was to update field work carried out in 2005 - 2006 and to consider the environmental impact of the proposed mining operation on indigenous flora and fauna and local communities. In addition, Arcadis was to work with Company personnel to plan and implement the necessary project permitting process, including legal requirements, for final site remediation.

In February 2013, the Company completed and submitted the EIS to the Chilean Environmental Authority.

Metric Conversion Table

For ease of reference, the following conversion factors are provided:

Metric Share	U.S. Measure	U.S. Measure	Metric Share
1 hectare	2.471 acres	1 acre	0.4047 hectares
1 meter	3.2881 feet	1 foot	0.3048 meters
1 kilometer	0.621 miles	1 mile	1.609 kilometers
1 tonne	1.102 short tons	1 short ton	0.907 tonnes

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we or any of our subsidiaries is a party or of which any of their property is the subject. Further there are no material proceedings to which any director, officer or affiliate of our Company, any owner of record or beneficially of more than five percent of any class of voting securities of our Company, or any associate of any such director, officer, affiliate of our Company, or security holder is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

ITEM 4. MINE SAFETY DISCLOSURES

There are no reportable events required pursuant to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “WMTM.” The table below sets forth for the periods indicated the range of the high and low bid information as reported by a brokerage firm, as reported on the Internet, and/or as reported by OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

		High	Low
FISCAL YEAR ENDED DECEMBER 31, 2011	First	$1.12	$0.97
	Second	$1.69	$1.10
	Third	$2.16	$1.50
	Fourth	$2.49	$1.90
FISCAL YEAR ENDED DECEMBER 31, 2012	First	$2.34	$1.60
	Second	$1.86	$1.07
	Third	$1.70	$1.03
	Fourth	$1.45	$0.72

Holders

At March 11, 2013, we had approximately 169 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended December 31, 2012, without registration under the Securities Act that have not been previously reported.

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

Results of Operations

We recorded a loss for the year ended December 31, 2012, of $8,440,359 ($0.14 per weighted average common share outstanding) compared to a loss of $8,854,854 ($0.16 per weighted average common share outstanding) for 2011.

The loss in 2011 was materially affected by ASC 815 which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock and was applicable to the 4,250,000 warrants which were exercised in 2011. For the year ended December 31, 2011, the Company recorded a fair value loss on these warrants of $543,150.  By comparison, there was no such loss recorded for the year ended December 31, 2012.

Excluding the above, and other items such as interest and foreign exchange, our loss from our operations was $8,189,203 for the year ended December 31, 2012 (2011: $8,009,190).

A significant difference in 2012 compared to 2011 was the level of exploration expenditures as heightened activities were undertaken by the Company in moving towards the completion of a proposed engineering feasibility study. Total exploration expense for 2012 was $3,876,711 (2011 - $2,250,725).

Advertising and Promotion was $109,165 (2011 - $71,399) as we actively worked to promote the Company in adverse markets.

Amortization increased to $390,365 (2011 - $342,409) as a result of the additions to property and equipment at our Chilean operation in 2012 and 2011.

Consulting fees were $397,095 (2011 - $456,653), consulting fees for directors and officers were $1,130,029 (2011 - $2,366,123), and management fees were $733,412 (2011 – $1,292,898). The decreases in these expenses reflected the reduced level of share based compensation in the year ended December 31, 2012. In 2012, a total of 584,500 shares of common stock were issued to directors, officers, management, employees and consultants, as compared to a total of 2,490,000 for 2011.

Office expense was $321,555 (2011: $156,087), which included $190,530 share based compensation for the bonus shares issued to the office staff of our Chilean operations.

Professional fees were $345,296 (2011: $272,269) due to the increased level of legal services used in relation to various feasibility studies conducted by the Company during the year.

Rent was $162,478 (2011: $111,099). The Company’s Chilean operations moved to a new office in 2012 to accommodate an expanded level of staff.

Research and development expenses of $307,574 (2011 - $276,760) reflect our ongoing commitment to furthering the potential of the Chinuka process. We anticipate that this area will continue to increase based on favorable results to date.

Liquidity and Cash Flow

As of December 31, 2012, we had working capital of $973,740 (2011 - $1,802,594) including $1,126,720 (2011 - $1,983,725) of cash and cash equivalents.

Cash used in operating activities totaled $6,536,878 (2011: $4,845,080). The increase was mainly a result of the heightened level of exploration and feasibility study activities conducted by the Company during the year ended December 31, 2012. Cash used in investing activities was $108,182 (2011: $126,029), representing the additions to property and equipment.

In 2012, we raised a total of $5,788,055 in net cash through financing activities (2011: $3,187,875). Two private placements with three closings were completed for gross proceeds of $5,611,622, less selling commissions of $336,067. In addition, $117,500 and $395,000 were generated, respectively through exercise of warrants and stock options during the year.

Subsequent to the year-end, we raised an additional $2,755,683 in net proceeds through the sale of stock and warrants.

We have prepared a 2013 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies. We anticipate that expenditures, net of interest income, will be such that we will need to raise additional funds in 2013, which will range from a minimum of $5,000,000 to a maximum of $10,000,000.

We anticipate 2013 expenditures on the engineering and marketing plans (excluding general corporate and administrative expense) to be as follows:

	Minimum	Maximum
Geology & Further Drilling	$2,019,000	$3,747,000
Mine Planning & Design	260,000	492,000
Additional Process Test Work	63,000	326,000
Final Engineering Design	1,969,000	3,469,000
Environmental	667,000	962,000
Staffing	1,226,000	1,226,000
G & A	617,000	1,310,000
Total	$6,821,000	$11,532,000

We anticipate that we will need to raise additional funds to meet or exceed the needs of our operations, and we continue to do so actively. We believe that the prospects are such that we will be able to raise sufficient funds; however, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of the milestones in the engineering and marketing plans, and would delay any decision regarding the viability of operations while likely increasing future costs.

Off-Balance Sheet Arrangements

During the year ended December 31, 2012, the Company did not have any off-balance sheet arrangements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and our principal financial officer, Lan Shangguan, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 11, 2013, the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

Name	Age	Positions	Director Since	Employment Background
Michael P. Kurtanjek	60	Director & President	2004	Mr. Kurtanjek has served as our President since February 2004. Mr. Kurtanjek holds a Ph.D. in Metallurgy from the University of Birmingham, U. K. In 1978 he joined British Steel, and worked on a variety of metallurgical projects in Europe, the Middle East and Asia through 1988. From 1988 to 1995, he worked in investment banking with James Capel & Co. and Credit Lyonnais Securities. From 1995 to 2004, he was a director of Grosvenor Corporate Capital Ltd., a private business consulting firm.

Howard M. Crosby	59	Director	2004	Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From 1994 to June 2006 he was president and a director of Cadence Resources Corporation (now Aurora Oil and Gas, Inc.), a publicly traded oil and gas company. From 2006 until 2008 he was the President and a director of Gold Crest Mines, Inc., a reporting company engaged in mining activities. He is also an officer and/or director of Plasmet Corp., Independence Resources, Plc., Southern Legacy Minerals, Inc., Seafield Resources, and Abot Mining Corp., none of which is a reporting company, except for Independence Resources, PLC.

Brian Flower	62	Director & Chairman	2005	Mr. Flower has served as our Chairman since September 8, 2006. He served as our Chief Financial Officer from February 1, 2005 through September 8, 2006. From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 2000, CFO and SVP, Corporate Development with Viceroy Resource Corp. as well as being President and director, Oro Belle Resources Corp. and Pacific Wildcat Resources Corp. and VP, Channel Resources Ltd. - all reporting companies. Since 2000, he has provided management consulting, advisory, officer and director services to private and public companies. In addition to White Mountain Titanium Corp., his reporting company clients have included Adamus Resources Ltd., Aurcana Corp., Apoquindo Minerals Inc., Colorado Resources Ltd., Orsa Ventures Corp., Pacific Wildcat Resources Corp. and Viceroy Resource Corp.

Wei Lu	45	Director	2008	Wei Lu has been a partner of Cybernaut Capital Management Ltd, a private equity firm with a Greater China regional focus since 2008, and has over fifteen years of diverse experience in investment research and management as well as business operations. From 2005 until 2007 he was previously a vice president of The Blackstone Group, assisting in managing an Asia Pacific investment fund. Prior to Blackstone, from 2004 to 2005, he was a vice president and senior analyst at Oppenheimer Asset Management and a vice-president and senior analyst at Bank of New York Capital Markets from 1998 to 2001. From 2001 until 2004 he was also a co-founder and CFO of the San Francisco headquartered internet technology and consulting firm SRS2 Inc. Mr. Lu received an MBA degree from Northeastern University in 1993, an MS in Economics from the University of Connecticut in 1992, and a Bachelor of Science degree in International Business from Shanghai Jiaotong University in 1988. Mr. Lu is a Chartered Financial Analyst Charter holder.

John J. May	63	Director	2008	Mr. May has been a managing partner of City of Westminster Corporate Finance LLP, a financial consulting firm, since April 2008. He has also been a senior partner of John J. May Chartered Accountants since July 1994. Mr. May is a director of; Red Leopard Holdings PLC and Specialist Engineering Group Plc which are listed on the AIM in the UK. In the USA he is a director of London Pacific Partners, Inc. an OTC Pink Sheets company.
Bobby Cooper	67	Director	2013	Mr. Cooper is a mining industry executive and entrepreneur with over 42 years of experience. He is currently a director of Independence Resources Plc., 3L&T Corp., Ontario Graphite Ltd. and Wyo-Ben, Inc. From February 1987 to 1997, Mr. Cooper worked with Kennecott Corporation, a wholly owned subsidiary of Rio Tinto Group. From June 1993 to March 1997, he served as the President and Chief Executive Officer of Kennecott Corporation having previously served as President of US Mines and Chief Operating Officer. Mr. Cooper also served as Rio Tinto’s representative on the board of Escondida Mining Company (1991 to 1992) and Freeport-MacMoRan Mining Company (1995 to 1997). Prior to working with Kennecott, from 1965 to 1984, Mr. Cooper held various operations and management positions with Shell Mining Company, Arch Minerals Corporation, Kerr McGee Coal Corporation and Atlantic Richfield Company, where, from July 1984 to February 1987, he served as President and General Manager of the Thunder Basin Coal Company. Subsequent to working with Kennecott, Mr. Cooper has served as a director, executive and chairman of several private and public companies, including High Plains Uranium Inc. and US Silver Corporation.

Lan Shangguan	43	Chief Financial Officer	--	Ms. Shangguan is a Chartered Accountant with over 19 years of professional accounting and financial reporting experience. Her career started with KPMG, Singapore in 1993, followed by Motorola, Singapore (1997) and Ernst & Young, Beijing China (1997 – 1999). From December 1999 through September 2006 Ms. Shangguan served initially as Audit Senior and ultimately as Senior Manager for Grant Thornton LLP in Vancouver, British Columbia. From October 2006 until September 2009, Ms. Shangguan first served as controller for Extreme CCTV Ltd., a high-tech manufacturer listed on the TSX, followed by Chief Financial Officer for Allura International Inc., a Vancouver based jewelry wholesaler with offices in Toronto and Halifax. The company was a reporting issuer registered with the U.S. SEC. Since 2009 Ms. Shangguan has worked through Red Creek Consulting to provide professional accounting, financial reporting and financial management advisory services to both public and private companies in various industries, including both exploration stage and in-production resource companies. In her capacity as a consultant, Ms. Shangguan, from February 2010 through October 2010, served as Interim Director of Finance for Nevada Geothermal Power Inc., a reporting issuer with the U.S. SEC (February 2010 to October 2010), Chief Financial Officer (October 2010 to January 2012) and a consultant (February 2012 to March 2012) for Yalian Steel Corporation, a Canadian company listed on the TSX Venture Exchange and engaged in the manufacture in China of steel pipes for the oil and gas industry. Ms. Shangguan received a Bachelor of Economics from Monash University, Melbourne Australia and also holds a CPA designation from Australia.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

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

We have a standing audit committee composed of the following directors: Brian Flower, Wei Lu, and John J. May. The Board of Directors has determined that Mr. Flower is an audit committee financial expert by virtue of his past experience which includes acting as the chief financial officer, an accounting supervisor and an internal auditor. Mr. Flower, because of his company’s consulting agreement with us under which he received approximately $240,000 during the year ended December 31 2012, would not be considered an independent member of the audit committee.

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

Nominating Procedures

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the Board of Directors. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Brian Flower, Chairman, Suite 2001-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1) ($)	Stock Awards(3) ($)	Option Awards(3) ($)	All Other Compensation(4) ($)	Total ($)
Michael P. Kurtanjek	2012	240,000	328,500	nil	24,892	593,392
President and CEO	2011	221,640	897,000	nil	25,723	1,144,363

Brian Flower	2012	240,000	246,375	nil	nil	486,375
Chairman	2011	213,360	897,000	nil	nil	1,110,360

Charles E. Jenkins	2012	82,800	82,125	nil	nil	164,925
Ex-CFO (2)	2011	82,800	182,000	nil	nil	264,800

Lan Shangguan	2012	20,704	nil	96,300	nil	117,004
CFO (2)	2011	nil	nil	nil	nil	nil
(1)	Amounts shown represent base salary earned or paid during the fiscal year pursuant to management service agreements described below.
(2)	Mr. Jenkins resigned from the position of CFO with the Company on September 30, 2012 and remained as a consultant until December 31, 2012. Ms. Shangguan was appointed the CFO effective October 1, 2012.
(3)	The grant date fair value of all stock and option awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2011, we granted 150,000 shares each to Messrs. Kurtanjek and Flower under our 2010 Management Compensation Plan. Also during fiscal 2011, we granted to Messrs. Kurtanjek Flower 200,000 shares each for reaching an operational milestone and 100,000 shares for director services. For fiscal 2012, we granted 150,000 and 112,500 shares to Messrs. Kurtanjek and Flower, respectively in accordance with our 2010 Management Compensation Plan. Pursuant to the Management Service Agreement, Ms. Shangguan was awarded 150,000 stock options upon her commencement of services with the Company on October 1, 2012.
(4)	The additional compensation for Mr. Kurtanjek represents the cost to us to maintain an apartment for him in Chile.

Executive Employment Agreements

On February 6, 2006, we entered into a one-year renewable Management Services Agreement effective February 1, 2006, with Mr. Kurtanjek for service as President and chief executive officer of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was amended on August 31, 2007, December 21, 2007, January 1, 2010, and effective May 1, 2011. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Kurtanjek’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $15,410. The term of the amended agreement expires on December 31, 2015, and will be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement may also be terminated by either party without cause upon six months’ written notice. Mr. Kurtanjek will also be entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Kurtanjek devotes essentially all of his time to the business of our company. Mr. Kurtanjek is also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study.

On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower. Under this agreement Mr. Flower will act as our Executive Chairman and will provide management services. This agreement was amended effective January 1, 2010 and May 1, 2011. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Flower’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $13,340. The term of the amended agreement expires on December 31, 2015, and will be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement may also be terminated by either party without cause upon six months’ written notice. Mr. Flower will also be entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Flower devotes essentially all of his time to the business of our company. Mr. Flower is also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study.

Effective January 1, 2010, we entered into a Management Services Agreement with 0834406 BC Ltd., a corporation created under the laws of British Columbia, Canada, pursuant to which Charles E. Jenkins, our former Chief Financial Officer, agreed to provide services as our Chief Financial Officer. The term of the agreement was for a period of five years through December 31, 2015, and may be extended for additional one-year terms unless it was terminated during the extended periods by either party. Under the agreement we agreed to pay a monthly fee of $6,900, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon three months’ written notice and at any time for cause. The agreement also provided for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information. Mr. Jenkins devoted approximately half of his time to the fulfillment of the obligations under this agreement and services as our Chief Financial Officer. The agreement was terminated upon Mr. Jenkin’s resignation from his position as our CFO on September 30, 2012. Mr. Jenkins remained as a consultant to the Company until December 31, 2012.

Effective October 1, 2012, we entered into a Management Services Agreement with Red Creek Consulting Inc., a corporation created under the laws of British Columbia, Canada, pursuant to which Lan Shangguan has agreed to provide services as our Chief Financial Officer. Under the agreement we have agreed to pay a monthly fee of C$6,900, plus reimbursable out-of-pocket expenses. Either party may terminate the agreement without cause upon three months’ written notice and at any time for cause. The agreement also provides for severance payments in the event of termination upon a change of control and maintaining the confidentiality of any proprietary information. Ms. Shangguan devotes approximately half of her time to the fulfillment of the obligations under this agreement and services as our Chief Financial Officer. Ms. Shangguan is also eligible to receive stock bonuses upon achieving the following milestones: 100,000 shares upon listing of the common stock of the Company on a senior trading exchange; and 150,000 shares upon the Company receiving sufficient financing to construct the Cerro Blanco mine, processing plant, associated infrastructure and related project working capital.

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Lan Shangguan	10/1/12	150,000	1.30	10/01/2017

Stock Option Plan

Our Board of Directors adopted a Stock Option Plan on August 30, 2005. Our shareholders approved the plan on November 10, 2006. The purpose of the plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and to participate in the profitability of the company.

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

2010 Stock Option/Stock Issuance Plan

The options held by the named executive officers at year-end were granted pursuant to our Stock Option/stock Issuance Plan adopted on June 29, 2010. The purpose of the plan is to provide eligible persons, including our officers and directors, an opportunity to acquire a proprietary interest in our company and as an incentive to remain in our service.

There are 6,383,669 shares of our common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The number of shares of our common stock available for issuance under the plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of our common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2012:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Howard M. Crosby	0	65,700	78,000	143,700
Wei Lu	1,500	65,700	0	67,200
John J. May	3,000	65,700	0	68,700
(1)	Non-executive directors receive $1,000 plus expenses for attendance in person at each meeting of the Board of Directors and receive $500 for attendance at such meetings by conference telephone. Also non-executive directors who are members of committees of the board receive $1,000 plus expenses for attendance in person at each committee meeting and they receive $500 for attendance at committee meetings by conference telephone. In addition, each chairman of a committee receives $1,000 per meeting they chair.
(2)	For 2012 we granted stock awards of 30,000 shares to each director under our Management Compensation Plan. Certain stock awards were issued under the respective management agreements to companies controlled in whole or in part by the director. The value of the shares was computed in accordance with FASB ASC Topic 718.
(3)	The additional compensation represents amounts paid under an existing agreement with this party, as described below.

Management and Business Agreements

On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement, as amended effective December 21, 2007, with Crosby Enterprises, an entity controlled by Howard M. Crosby, one of our directors. On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and have since extended it on a month-to-month basis. Crosby Enterprises has agreed to perform financial consulting and public relations services for us. The monthly compensation payable under the agreement is $6,500 per month. Mr. Crosby devotes approximately 40% of his time to the fulfillment of the obligations under this agreement. In the event of termination upon a change of control, Crosby Enterprises will be compensated as follows: immediate payment of a severance amount equal to three times the highest annual base cash compensation paid to it; the immediate vesting of any outstanding unvested options, warrants, or other convertible instruments; the pro rata amount of any bonuses for which it is eligible; the extension of the exercise period for at least six months following such termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 11, 2013, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) each director and named executive officer; and (iii) directors and executive officers as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]

Michael P. Kurtanjek 9 Church Lane Copthorne West Sussex, England RH10 3PT	4,315,795[3]	6.3%

Howard M. Crosby 6 East Rose Street Walla Walla, WA 99362	1,071,500	1.6%

Brian Flower Suite 2100-1177 West Hastings Street Vancouver, British Columbia Canada V6E 2K3	3,517,734[4]	5.0%

Wei Lu 61 Wayne Road Needham, MA 02494	580,000[5]	*

John J. May 2 Belmont Mews Camberley Surrey GU15 2PH	700,000[6]	1.0%

Bobby Cooper 1653 W. Geranium Place Tucson, AZ 85737	-	-

Lan Shangguan 311 – 4111 Hastings St. Burnaby, BC V5C 6T7	150,000[7]	*

Executive Officers and Directors as a Group (7 persons)	10,335,029	14.7%

Rubicon Master Funds[8] c/o Rubicon Master Fund Management LLP 103 Mount St. London W1K 2TJ United Kingdom	6,594,000	9.7%

Knox, LLC[10] 1060 Vegas Valley Drive Las Vegas, NV 89109	5,769,231[11]	8.3%

Marathon Capital Management, LLC112 4 North Park Drive Suite 106 Hunt Valley, MD 21030	6,246,644	9.2%

*Less than 1%

1 Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 8, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

2 Percentage based on 68,069,679 shares of common stock outstanding as of March 8, 2013.

3 Includes 1,000,000 stock purchase warrants.

4 Includes 1,000,000 stock purchase warrants.

5 Includes 82,500 shares issuable pursuant to vested options.

6 Includes 82,500 shares issuable pursuant to vested options.

7 Includes 150,000 shares issuable pursuant to vested options.

8 Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd. and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund. Paul Anthony Brewer and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon Master Fund.

9 The board of directors of this entity retains voting and dispositive rights of these shares. Brian Flower and Michael P. Kurtanjek serve as two of the four members on the board of directors of La Serena.

10 Fredrick J. Mancheski has sole voting rights to these shares.

11 Includes 1,153,846 shares issuable upon exercise of warrants.

12 James Kennedy has sole voting rights to these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2012, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)) (c)
Equity compensation plans approved by security holders	165,000(1)	$1.00	475,001(1)
Equity compensation plans not approved by security holders	2,150,000(2)	$1.49	2,699,594(3)
Total	2,315,000		3,174,595

(1)	Represents outstanding options and shares available for future issuance under the 2005 Stock Option Plan.
(2)	Represents 1,000,000 warrants issued to each of Messrs. Flower and Kurtanjek under their respective consulting agreements, and options to purchase 150,000 shares issued to our CFO.
(3)	Represents outstanding options and shares available for future issuance under the 2010 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2011 Rubicon Master Fund, a party beneficially owning in excess of 5% of our outstanding common stock at the time, exercised outstanding warrants and purchased 4,250,000 shares from us for gross proceeds of $2,125,000.

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena. We issued 4,000,000 shares of our common stock valued at $2,800,000 as an initial royalty under the agreement, of which 3,200,000 shares were issued to La Serena and 800,000 to Chinuka. These shares were held in escrow deliverable as follows: 500,000 shares to each Chinuka and La Serena upon signing and 37,500 to Chinuka and 337,500 to La Serena at the end of each of the following calendar quarters until all of the shares have been released from escrow. As of December 31, 2012 all of the shares had been released from escrow. We are also obligated during the first four years of the agreement to make cumulative expenditure of $5,000,000 towards the development of the technology. During the years ended December 31, 2012, 2011 and 2010, we spent $307,574, $276,760 and $166,802, respectively, for an aggregate of $751,136 toward the development of the technology. On or before September 15, 2015, we are obligated to make additional expenditures of $4,248,864 under this agreement. Michael P. Kurtanjek, our President and a director, and Brian Flower, our Chairman, serve as two of the four directors of Chinuka and La Serena and own in excess of 10% of the equity interest in each entity. Howard M. Crosby, one of our directors, owns less than 10% of the equity interest in each entity and does not serve as a director or officer of either entity.

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

On August 31, 2007, we granted options to the following parties: Mr. Crosby for 100,000 shares; Charles E. Jenkins, our CFO and a director, for 300,000 shares; Mr. Kurtanjek for 150,000 shares; and Trio International Capital Corp. for 150,000 shares. The options are exercisable at $0.50 per share and expire on August 31, 2012. On January 21, 2011, Mr. Jenkins exercised 60,000 of his options and purchased 60,000 shares. In 2012, Mr. Jenkins exercised the balance of the remaining options (14,500 on July 24, 225,500 on September 19, 2012). The options were granted under our 2005 Stock Option Plan. In August, 2010, Trio International Capital Corp. distributed the options to its owners and Mr. Flower received 50,000 of the original 150,000 granted to the entity. On April 27, 2012, 50,000 of the options were exercised and the balance of 100,000 options was exercised on August 31, 2012. On August 31, 2012, Mr. Crosby and Mr. Kurtanjek both exercised their options of 100,000 and 150,000 shares each.

On June 27, 2012 and August 1, 2012, Mr. Lu and Mr. May, respectively exercised warrants to purchase 117,500 shares each of common stock at $0.50 per share. The warrants were granted on June 30, 2009 with an exercise price of $0.50 per share and expired June 30, 2012.

On October 1, 2012, we granted options to purchase 150,000 shares each to Ms. Shangguan upon her appointment as the CFO. The options are exercisable at $1.30 per share and expire on October 1, 2017. The options were granted under the 2010 Stock Option Plan.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Wei Lu, John J. May, and Bobby Cooper meet this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2012 and 2011. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2012 were $65,408 (2011 - $64,400), (invoiced as C$65,395; 2011: C$65,700). This total includes $21,719 (C$21,715) for fees incurred for a review of the financial statements included in our forms 10-Q for the year ended December 31, 2012.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

Tax Fees

We paid $11,821 to our auditors for tax related work in 2012 (2011: - $14,500).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2012 and 2011.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, 2010, and for the cumulative period from inception (November 13, 2001) through December 31, 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, 2010, and for the cumulative period from inception (November 13, 2001) through December 31, 2012

Consolidated Statements of Stockholders’ Equity from inception (November 13, 2001) through December 31, 2012

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
3.1	Articles of Incorporation	SB-2	333-129347	3.1	10/31/05
3.2	Current Bylaws	8-K	333-129347	3.1	9/12/06
4.1	Specimen certificate for Registrant’s common stock	SB-2	333-129347	4.1	10/31/05
4.2	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent	8-K	333-129347	4.1	1/18/11
4.3	Certificate of Withdrawal of Certificate of Designation, as filed with the Nevada Secretary of State on February 4, 2013					X
10.1	2005 Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
10.2	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.3	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
10.4	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
10.5	Stock Issuance Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
10.6	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.7	Amendment No 1 dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.8	Amendment No. 2 dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.9	Amendment No. 3 effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.10	Amendment No. 4 effective May 1, 2011, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*					X
10.11	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.12	Option Agreement dated August 31, 2007, with Michael Kurtanjek*					X
10.13	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-148644	10.29	12/15/09
10.14	Amendment No. 1 effective January 1, 2010, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.30	2/12/10
10.15	Amendment No. 2 effective May 1, 2011, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*					X
10.16	Warrant agreement dated February 7, 2010, with Chapelle Capital Corp.*	S-1	333-164963	10.31	2/12/10
10.17	Option Agreement dated August 31, 2007, with Trio International Capital Corp.*	10-K	333-164963	10.15	3/29/12
10.18	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.19	Management Services Agreement effective January 1, 2010, with 0834406 BC Ltd.*	S-1	333-164963	10.34	2/12/10

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
10.20	Option Agreement dated August 31, 2007, with Charles E. Jenkins*	10-K	333-164963	10.18	3/29/12
10.21	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.22	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.23	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.24	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.25	Option Agreement dated August 31, 2007, with Howard M. Crosby*	10-K	333-164963	10.23	3/29/12
10.26	Option Agreement dated March 5, 2008, with John J. May*	10-K	333-164963	10.24	3/29/12
10.27	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-129347	10.1	8/10/09
10.28	Option Agreement dated March 5, 2009, with Wei Lu*	10-K	333-164963	10.26	3/29/12
10.29	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-129347	10.2	8/10/09
10.30	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10
10.31	Management Services Agreement with Red Rock Consulting, Inc. effective October 1, 2012*	8-K	333-129347	99.2	10/3/12
10.32	Option Grant Form dated October 1, 2012, with Lan Shangguan					X
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	10-K	333-164963	21.1	3/29/12
23.1	Consent of Smyth Ratcliffe, LLP, independent registered public accounting firm					X
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here-with
		Form	File No.	Exhibit	Filing Date
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 11, 2013	By:	/s/ M.P. Kurtanjek
Michael P. Kurtanjek, President (Principal Executive Officer)

Date: March 11, 2013	By:	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ M.P. Kurtanjek	Director & President (Principal	March 11, 2013
Michael P. Kurtanjek	Executive Officer)

/s/ Brian Flower	Director and Chairman	March 11, 2013
Brian Flower

/s/ Howard Crosby	Director	March 11, 2013
Howard M. Crosby

/s/ Wei Lu	Director	March 11, 2013
Wei Lu

/s/ John J. May	Director	March 11, 2013
John J. May

/s/ Bobby Cooper	Director	March 11, 2013
Bobby Cooper

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2012.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2012, 2011 and 2010

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation (an exploration stage company) as at December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2012, 2011 and 2010, and the cumulative period from inception through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Mountain Titanium Corporation as at December 31, 2012 and 2011, and the result of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, and the cumulative period from inception through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also discussed is note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada

March 11, 2013

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

As at	December 31, 2012	December 31, 2011

Assets
Current
Cash and cash equivalents	$1,126,720	$1,983,725
Prepaid expenses	93,775	80,970
Receivables	64,847	62,479
Total Current Assets	1,285,342	2,127,174
Property and Equipment (Note 5)	180,044	151,115
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	2,099,998	2,411,110

Total Assets	$4,217,334	$5,341,349

Liabilities
Current
Accounts payable and accrued liabilities	$311,602	$324,580

Total Liabilities	311,602	324,580

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(a))
20,000,000 shares authorized
Nil (2011 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess
of $0.001 Par Value (Note 8(b))
100,000,000 shares authorized
63,836,689 (2011 – 58,490,941) shares issued and outstanding	47,194,724	39,865,402
Deficit Accumulated During the Exploration Stage	(43,288,992)	(34,848,633)

Total Stockholders’ Equity	3,905,732	5,016,769

Total Liabilities and Stockholders’ Equity	$4,217,334	$5,341,349

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

				Cumulative Period
				from Inception on
				November 13,
				2001 through
	Years Ended December 31,			December 31,
	2012	2011	2010	2012
Expenses
Advertising and promotion	$109,165	$71,399	$91,583	$498,811
Amortization	390,365	342,409	106,894	980,773
Bank charges and interest	33,514	27,060	10,808	98,950
Consulting fees (Note 8(d))	397,095	456,653	206,505	3,042,038
Consulting fees – directors and officers (Notes 8(d) and 11)	1,130,029	2,366,123	856,020	8,411,991
Engineering consulting (recovery)	-	(26,551)	42,799	711,084
Exploration (Note 6)	3,876,711	2,250,725	811,649	11,459,609
Filing fees	2,227	4,808	22,445	82,357
Insurance	56,432	40,170	51,940	394,764
Investor relations, net	38,000	82,340	335	890,664
Licenses, taxes and filing fees	-	-	-	379,947
Management fees (Notes 8(d) and 11)	733,412	1,292,898	620,689	4,182,589
Office (Note 8(d))	321,555	156,087	121,176	785,353
Professional fees	345,296	273,269	216,830	2,380,309
Rent (Note 11)	162,478	111,099	76,666	741,340
Research and development (Note 7)	307,574	276,760	166,802	751,136
Telephone	35,726	30,156	18,021	173,709
Transfer agent fees	7,137	7,659	6,048	35,362
Travel and vehicle	242,487	246,126	137,926	1,630,168

Loss Before Other Items	(8,189,203)	(8,009,190)	(3,565,136)	(37,630,954)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	-	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	(67,922)
Foreign Exchange	(252,141)	(316,569)	(12,267)	(804,077)
Interest Income	985	14,055	1,248	363,431
Dividend Income	-	-	-	4,597
Change in Fair Value of Warrants (Note 8(e))	-	(543,150)	949,875	(2,748,999)
Change in Fair Value of Preferred Stock (Note 8(a))	-	-	380,000	(240,000)
Financing Agreement Penalty	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(8,440,359)	(8,854,854)	(2,246,280)	(41,385,883)
Preferred stock dividends	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(8,440,359)	$(8,854,854)	$(2,246,280)	$(42,923,383)

Basic and Diluted Loss Per Common Share (Note 9)	$(0.14)	$(0.16)	$(0.06)
Weighted Average Number of Shares of Common Stock Outstanding	61,293,901	55,935,400	39,078,846

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

				Cumulative Period
				from Inception
				on November 13,
				2001 through
	Years Ended December 31,			December 31,
	2012	2011	2010	2012

Operating Activities
Net loss for period	$(8,440,359)	$(8,854,854)	$(2,246,280)	$(41,385,883)
Items not involving cash
Amortization	390,365	342,409	106,894	980,773
Stock-based compensation	261,212	188,097	120,409	3,757,929
Loss on sale of assets	-	-	-	19,176
Common stock issued for services	1,280,055	3,137,250	986,400	7,921,335
Change in fair value of warrants	-	543,150	(949,875)	2,748,999
Change in fair value of preferred stock	-	-	(380,000)	240,000
Financing agreement penalty	-	-	-	330,000
Adjustment to market on marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash exploration expenditures	-	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(12,805)	(16,761)	(5,581)	(103,076)
Receivables	(2,368)	(15,137)	5,492	(57,565)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	(12,978)	(169,234)	224,668	245,756

Cash Used in Operating Activities	(6,536,878)	(4,845,080)	(2,137,873)	(24,702,556)

Investing Activities
Additions to property and equipment	(108,182)	(126,029)	(9,503)	(466,211)
Additions to mineral properties	-	-	-	(651,950)

Cash Used in Investing Activities	(108,182)	(126,029)	(9,503)	(1,118,161)

Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	5,788,055	3,155,375	4,559,191	21,793,601
Stock subscriptions received	-	32,500	-	263,500
Working capital acquired on acquisition	-	-	-	171

Cash Provided by Financing Activities	5,788,055	3,187,875	4,559,191	26,957,272

Foreign Exchange Effect on Cash	-	-	11,150	(9,835)

Inflow (Outflow) of Cash and Cash Equivalents	(857,005)	(1,783,234)	2,422,965	1,126,720
Cash and Cash Equivalents, Beginning of Period	1,983,725	3,766,959	1,343,994	-

Cash and Cash Equivalents, End of Period	$1,126,720	$1,983,725	$3,766,959	$1,126,720

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$-	$830,000
Share issue costs included in accounts payable	$-	$-	$63,290	$63,920
Common shares issued to acquire technology	$-	$-	$2,800,000	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000	$740,000
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscription Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2002 and inception (November 13, 2001)	-	$-	-	$-	$-	$-	$-	$-
Shares issued for cash
Private placements	4,040,000	404,000	-	-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-	-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-	-	(111,000)	-	-	365,110
Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	-	-	-	-	-	28,368
Adjustment to eliminate capital of accounting subsidiary on revere takeover	-	(28,368)	-	-	-	-	-	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	-	365,779	-	-	-	-	-	365,779
Excess of purchase price over net assets acquired on recapitalization	-	-	-	-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-	-	-	-	(830,981)	(830,981)

Balance, December 31, 2003	12,801,000	841,889	-	-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash
Private placement	2,358,633	1,405,180	-	-	-	-	-	1,405,180
Share subscriptions received	-	-	-	-	111,000	120,000	-	231,000
Shares issued for services	128,500	205,320	-	-	-	-	-	205,320
Stock-based compensation	-	651,750	-	-	-	-	-	651,750
Net loss for year	-	-	-	-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Warrants exercised	2,100,000	1,045,340	-	-	-	-	-	1,045,340
Shares issued for cash
Private placement	1,496,930	900,691	-	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-		-	-	199,000
Shares issued for services	800,000	560,000	-	-	-	-	-	560,000
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,084,375)	(1,084,375)
Correction of error	-	-	-	(500,000)	-	-	-	(500,000)
Stock-based compensation	-	1,024,122	-	-	-	-	-	1,024,122
Net loss for the year	-	-	-	-	-	-	(6,480,005)	(6,480,005)

Balance, December 31, 2009	36,400,972	21,660,100	625,000	-	-	-	(23,747,499)	(2,087,399)
Warrants exercised	2,193,040	1,315,824	-	-	-	-	-	1,315,824
Stock options exercised	50,000	25,000	-	-	-	-	-	25,000
Shares issued for cash
Private placement	5,384,624	3,186,947	-	-	-	-	-	3,186,947
Subscription receivable	-	-	-	-	(32,500)	-	-	(32,500)
Shares issued for services	738,000	986,400	-	-	-	-	-	986,400
Shares issued for technology	4,000,000	2,800,000	-	-	-	-	-	2,800,000
Shares issued for conversion of preferred stock (Note 8(b))	1,000,000	740,000	(625,000)	-	-	-	-	740,000
Stock-based compensation	-	120,409	-	-	-	-	-	120,409
Net loss for the year	-	-	-	-	-	-	(2,246,280)	(2,246,280)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

	Shares of Common Stock	Common Stock and Paid-In Capital in Excess of Par Value	Shares of Preferred Stock	Preferred Stock and Paid-in Capital in Excess of Par Value	Subscriptions Receivable	Subscriptions Received	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401
Stock-based compensation (Note 8(d))	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services (Note 8(b))	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion (Note 8(e))	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised (Note 8(e))	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised (Note 8(c))	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)
Balance, December 31, 2011	58,490,941	$39,865,402	-	$-	$-	$-	$(34,848,633)	$5,016,769
Stock-based compensation (Note 8(d))	-	261,212	-	-	-	-	-	261,212
Shares issued for cash
Private placement (Note 8(b))	3,736,248	5,275,555	-	-	-	-	-	5,275,555
Common stock issued for services (Note 8(b))	584,500	1,280,055	-	-	-	-	-	1,280,055
Warrants exercised (Note 8(e))	235,000	117,500	-	-	-	-	-	117,500
Stock options exercised (Note 8(c))	790,000	395,000	-	-	-	-	-	395,000
Net loss for the year	-	-	-	-	-	-	(8,440,359)	(8,440,359)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$-	$-	$(43,288,992)	$3,905,732

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

The Company has an accumulated deficit of $43,288,992 (2011 - $34,848,633), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

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

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”), a Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation. All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c)	Amortization

Amortization for property and equipment is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture	- 5 years
Office equipment	- 5 years
Computer equipment	- 5 years
Computer software	- 1 - 5 years
Field equipment	- 5 years

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

Years ended December 31, 2012 and 2011

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

Long-lived assets, including mineral properties and intangible assets with determinable useful lives, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets and is charged to earnings.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  Intangible assets with determinable useful lives are amortized on a straight-line basis over their respective estimated useful lives.

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Warrants

Proceeds received on issuance of units, consisting of common shares and warrants, are allocated first to common shares based on the market trading price of the common shares, and expenses are allocated to warrants.

(j)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 718-10 Stock Compensation. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses a Monte Carlo probability calculator for calculating the probabilities relating to the exercisability and vestability of their share-based payments.

(k)	Loss per share

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

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

(l)	Financial instruments

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

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiaries is the US dollar. The Company’s Chilean operations are re-measured into US dollars as follows:

•	Monetary assets and liabilities, at year-end rates;

•	All other assets and liabilities, at historical rates; and

•	Revenue and expense items, at the exchange rate in effect on the date of the transaction.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

(n)	Use of estimates

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

(o)	Recently adopted accounting pronouncements

The following changes have been adopted by the FASB and the US SEC:

(i)	In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04 Fair Value Measurement ASC Topic 820: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRSs. This ASU amended ASC 820, to converge the fair value measurements guidance in US GAAP and International Financial Reporting Standard (“IFRS”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. In addition, this ASU requires additional fair value disclosures. The amendments to this ASU are to be applied prospectively, and are effective for fiscal years and quarters beginning after December 15, 2011. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o)	Recently adopted accounting pronouncements (Continued)

(ii)	In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 provides amendments to the FASB Codification to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income each component of other comprehensive income along with a total for other comprehensive income and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

(iii)	In September 2011, the FASB issued FASB ASU 2011-08 Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and non-public, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350 Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Future accounting pronouncements

(i)	In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and US GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. Unlike IFRS, US GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The amendments to the FASB Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU 2011-11. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements or results of operations.

(ii)	In July 2012, the FASB issued ASU 2012-02 Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASU Subtopic 350-30 Intangibles--Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements or results of operations.

(iii)	In October 2012, the FASB issued ASU No. 2012-04 Technical Corrections and Improvements. In November 2010, the FASB Chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to US GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Future accounting pronouncements (Continued)

(iii)	(Continued)

The FASB decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This ASU, however, includes more substantive, limited-scope improvements. These are items that represent narrow and incremental improvements to US GAAP and are not purely technical corrections. The amendments in this ASU include items raised to the FASB through the Codification’s feedback mechanism and are items that the FASB concluded met the scope of this project, rather than that of a maintenance update.

This ASU also includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820 Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments.

The Conforming Amendments to US GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them.

The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public entities and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012 The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements or results of operations.

(iv)	In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11 Balance Sheet (Topic 201): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement.

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

The following table summarizes fair value measurement by level at December 31, 2012 and 2011, for assets and liabilities measured at fair value on a recurring basis.

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,126,720	$-	$-	$1,126,720

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,983,725	$-	$-	$1,983,725

(b)	Credit risk

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

	2012	2011

Cash	$873,258	$230,373
GICs	253,462	1,753,352

	$1,126,720	$1,983,725

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at December 31, 2012 totalled $1,126,720 (2011 - $1,983,725). At December 31, 2012, the Company had accounts payable and accrued liabilities of $311,602 (2011 - $324,580), all of which are due in the first fiscal quarter of 2013.

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

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2012.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”). The Company has net monetary assets of $60,846 (2011 – $62,800) denominated in CAD and net monetary liabilities of $131,017 (2011 – net monetary assets of $10,600) in CLP.

For the year ended December 31, 2012, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 7% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 11% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(d)	Market risk (continued)

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

5.	PROPERTY AND EQUIPMENT

	December 31, 2012
	Cost	Accumulated Amortization	Net

Vehicles	$129,439	$79,291	$50,148
Office furniture	53,843	20,363	33,480
Office equipment	32,007	14,283	17,724
Computer equipment	8,197	8,036	161
Computer software	68,556	28,323	40,233
Field equipment	122,360	84,062	38,298

	$414,402	$234,358	$180,044

	December 31, 2011
	Cost	Accumulated Amortization	Net

Vehicles	$110,962	$58,851	$52,111
Office furniture	50,677	11,947	38,730
Office equipment	26,560	10,183	16,377
Computer equipment	8,197	7,887	310
Computer software	2,144	1,255	889
Field equipment	103,767	61,069	42,698

	$302,307	$151,192	$151,115

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

Exploration expenditures incurred by the Company during the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Assaying	$16,156	$64,855	$4,528
Concession fees	107,159	84,901	85,441
Drilling	188,270	1,005,860	254,959
Environmental	719,317	217,758	58,113
Equipment rental	157,726	55,102	112,309
Geological consulting fees	1,399,709	143,477	137,158
Maps and miscellaneous	78,589	4,568	-
Site costs	1,159,462	605,354	140,182
Transportation	50,323	68,850	18,959

Exploration expenditures for year	$3,876,711	$2,250,725	$811,649

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

7.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2012, all shares had been issued (2011 - 1,125,000 shares were in escrow). The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. In addition, La Serena may terminate the agreement if any of the following conditions are not met:

•	Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2012 expenditures - $307,574; 2011 - $276,760; 2010 - $166,802);
•	2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments following five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and
•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000 (Note 8(b)).

For the year ended December 31, 2012, amortization of technology rights included in amortization expense is $311,112 (2011 - $311,112; 2010 - $77,778).

	December 31, 2012
	Cost	Accumulated Amortization	Net
Technology rights	$2,800,000	$700,002	$2,099,998

	December 31, 2011
	Cost	Accumulated Amortization	Net
Technology rights	$2,800,000	$388,890	$2,411,110

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

All issued preferred shares were converted into common shares during 2007 and 2010. As at December 31, 2012 no preferred shares remain outstanding.

(b)	Common stock

During the year ended December 31, 2012, the Company:

•	Issued 584,500 shares of common stock to management, employees and consultants for past services at a weighted average fair value of $2.19 per share based on the market value at the time of the director’s approval. Total value of this share issuance was $1,280,055, and has been expensed to management fees, consulting fees, office expenses and consulting fees – directors and officers (Note 8(d)). The shares were granted under the 2010 Management Compensation Plan;

•	Issued 235,000 shares on the exercise of warrants at $0.50 per share and a further 790,000 shares of common stock on the exercise of stock options at $0.50 per share;

•	Issued 1,536,248 units for gross proceeds of $2,611,622 by way of a private placement priced at $1.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $1.70 per share until March 31, 2014. The Company paid commissions of $216,067. In addition, 142,409 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units;

•	Issued 1,000,000 shares of common stock at $1.50 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000; and

•	Issued 1,200,000 shares of common stock at $1.25 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

The Company has a stock option plan, adopted in 2005, and a Stock Option/Stock Issuance Plan, adopted in 2010 (individually the “2005 Plan” and the “2010 Plan”, respectively and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the Plan may not exceed five years and the exercise price of any stock option plan granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange.

The Company has also adopted a Management Compensation Pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

During the year ended December 31, 2012, the Company granted 150,000 (2011 - nil) stock options to an officer pursuant to a Management Service Agreement. The options entitle the officer to purchase a total of 150,000 common shares of the Company at the price of $1.30 per common share exercisable for five years.

The fair value of the options granted during the year has been estimated at the date of grant or the date when it became measurable using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) dividend yield 0%; (ii) expected volatility of 64%; (iii) risk-free interest rate of 1.28%; and (iv) expected life of four years. The fair market value was determined to be $96,300 and was charged against expenses for the period. The Company has assumed no forfeiture rate. The weighted average grant date fair value of option is $0.64.

During the year, options for 790,000 (2011 – 1,659,999) shares of common stock were exercised for gross proceeds of $395,000 (2011 – $830,000).

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(c)	Stock options (Continued)

The following table represents service-based stock option activity during the years ended December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding - beginning of year	1,080,000	$0.58	2,740,000	$0.53
Granted	150,000	$1.30	-	-
Expired	(125,000)	$0.50	(1)	$0.50
Exercised	(790,000)	$0.50	(1,659,999)	$0.50

Outstanding – end of year	315,000	$1.14	1,080,000	$0.58
Exercisable – end of year	315,000	$1.14	1,080,000	$0.58

As at December 31, 2012 and 2011, the following stock options were outstanding:

	Exercise	December 31,	December 31,
Expiry Date	Price	2012	2011

August 31, 2012	$0.50	-	915,000
June 23, 2013	$1.00	165,000	165,000
October 1, 2017	$1.30	150,000	-

		315,000	1,080,000

The shares under option at December 31, 2012, were in the following exercise price ranges:

Weighted Average Exercise Price	Number of Shares under Option	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life in Years

$1.00	165,000	$-	0.48
$1.30	150,000	-	4.75

$1.14	315,000	$-	2.51

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

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

During the year ended December 31, 2012, $164,912 (2011 - $188,097) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers (Note 8(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $471,541 (2011 - $636,453) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions:  exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11%.

During the year ended December 31, 2012, the Company issued 584,500 (2011 – 2,565,000) shares of common stock at a fair value of $1,280,055 (2011 - $3,137,250), valued at market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan.

The total stock-based compensation recognized for shares issued options and warrants granted for services was as follows:

	December 31,	December 31,
	2012	2011

Consulting fees	$153,300	$206,250
Consulting fees - directors and officers	704,025	1,971,000
Management fees	493,412	1,086,139
Office	190,530	63,000

	$1,541,267	$3,326,389

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(e)	Warrants

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
(iii)	If on or before December 31, 2015 the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

Details of stock purchase warrant activity is as follows:

	December 31, 2012		December 31, 2011
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Outstanding - beginning of year	4,041,383	$1.07	8,515,168	$0.78
Issued	910,534	1.70	36,000	1.18
Exercised	(235,000)	0.50	(4,499,306)	0.52
Expired	-	-	(10,479)	0.90

Outstanding - end of year	4,716,917	$1.22	4,041,383	$1.07

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

(e)	Warrants (Continued)

As at December 31, 2012 and 2011, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	December 31, 2012	December 31, 2011

June 30, 2012	$0.50	-	235,000
January 19, 2013	$1.18	36,000	36,000
December 31, 2013	$0.65	1,770,383	1,770,383
March 31, 2014	$1.70	910,534	-
December 31, 2015	$1.50	2,000,000	2,000,000

		4,716,917	4,041,383

9.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 315,000 (2011 – 1,080,000; 2010 – 2,740,000) in outstanding options and 4,716,917 (2011 – 4,041,383; 2010 – 8,515,111) warrants. For the years ended December 31, 2012, 2011 and 2010, potentially dilutive securities are anti-dilutive, therefore, diluted loss per common share equals basic loss per common share.

10.	INCOME TAXES

Income tax provisions are determined as follows:

	2012	2011	2010

Income tax benefit computed at statutory tax rate	$(2,954,126)	$(3,099,200)	$(786,198)
Stock-based-compensation	539,443	1,288,486	42,143
Other timing differences	778,992	793,059	277,305
Change in fair value of warrants	-	190,103	(332,456)
Change in fair value of preferred shares	-	-	(133,000)
Adjustment due to effective rate attributable to income taxes of other countries	202,581	180,562	46,305
Effect in change of tax rate	(174,857)	(421,919)	20,696
	(1,607,967)	(1,068,909)	(865,205)
Change in valuation allowance	1,607,967	1,068,909	865,205
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35% (2011 – 35%; 2010 – 35%). The components of the net deferred income tax assets are approximately as follows:

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

10.	INCOME TAXES (Continued)

	2012	2011	2010

Deferred income tax assets
Net operating losses and credit carry-forwards	$7,246,586	$6,430,832	$3,263,036
Resource properties	3,113,862	1,604,806	1,084,670
	10,360,448	8,035,638	4,347,706
Valuation allowance	(10,360,448)	(8,035,638)	(4,347,706)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date the Company has paid a total of 591,998,000 CLP (US $1,238,000) (2011 - $466,155,000 CLP (US $897,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized, but is expensed each year.

During the current year, the Company filed amended tax returns in the USA relating to taxation years ended December 31, 2007, 2008, 2009 and 2010. To date, the Company has received a $nil assessment on the 2007 taxation year. Notices of assessment on the other years have yet to be received.

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions. The losses expire as follows:

Available to	USA	Foreign	Total

2015	$-	$94,168	$94,168
2018	9,336	-	9,336
2019	10,270	-	10,270
2020	1,704	-	1,704
2021	4,574	-	4,574
2022	1,200	-	1,200
2023	22,201	-	22,201
2024	782,836	-	782,836
2025	690,606	-	690,606
2026	409,782	211,341	621,123
2027	2,160,814	193,566	2,354,380
2028	349,401	553,626	903,027
2029	1,006,648	1,221,935	2,228,583
2030	1,815,950	604,154	2,420,104
2031	8,271,848	668,907	8,940,755
2032	1,208,999	712,242	1,921,241
Non-expiring carry-forward losses	-	1,502,557	1,502,557

	$16,746,169	$5,762,496	$22,508,665

WHITE MOUNTAIN TITANIUM CORPORATION

(An Exploration Stage Company)

Notes to Consolidated Financial Statements

Years ended December 31, 2012 and 2011

(Expressed in US dollars)

11.	RELATED PARTY TRANSACTIONS

	2012	2011	2010

Expenditure advances outstanding at December 31	$(29,147)	$-	$14,001

Expenditures in the year:
Consulting fees – directors and officers	$426,004	$374,040	$345,720
Management fees	$240,000	$206,760	$160,080
Rent	$27,312	$27,926	$24,000

Expenditure advances are made to directors, officers, companies controlled by the directors and officers, and a company where the CEO is a shareholder as required for corporate purposes including travel. Expenses are incurred on behalf of the Company.

During the year ended December 31, 2012, a director of the Company was owed $29,147 for expenditures on behalf of the Company. This amount was included in payables.

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

Management fees and rent consist of fees paid to a company where the Executive Chairman is a shareholder.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2012 and 2011, total assets by geographic location are as follows:

	2012	2011

Canada	$3,973,230	$4,961,236
Chile	244,104	380,113

	$4,217,334	$5,341,349

13.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 11, 2013, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

•	On February 4, 2013, the Company filed with the Nevada Secretary of State a Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of the Series A convertible preferred stock. As of the filing date, no shares of Series A convertible preferred stock were outstanding and no shares were to be issued.

•	The Company is arranging financing in the form of a non-public offering of up to 14,285,714 units (the “Units”) at $0.70 per Unit, with each Unit consisting of one share of common stock and one-half warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at $0.90 per share at any time prior to July 25, 2014. Through March 11, 2013, the Company received subscriptions for a total of 4,232,990 Units representing 4,232,990 common shares and 2,116,495 full warrants for gross proceeds of $2,963,100, and incurred commission and finders’ fees payable of $207,417 in cash, and 211,650 in number of warrants issuable.

