Form 10-Q
period 2013-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2013-05-10
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Name of small business issuer in its charter)

NEVADA	87-0577390
(State of incorporation or organization)	(IRS Identification No.)

Augusto Leguia 100, Oficina 1401
Las Condes, Santiago
Chile
(Address of principal executive offices)

(56) 22 657-1800
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

68,141,107 shares of the issuer’s common stock, $.001 par value, were outstanding at May 7, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	March 31, 2013	December 31, 2012

Assets
Current
Cash and cash equivalents	$2,818,998	$1,126,720
Prepaid expenses	90,112	93,775
Receivables	82,859	64,847
Total Current Assets	2,991,969	1,285,342
Property and Equipment (Note 3)	166,462	180,044
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	2,022,220	2,099,998

Total Assets	$5,832,601	$4,217,334

Liabilities
Current
Accounts payable and accrued liabilities	$463,517	$311,602

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(a)) Nil (December 31, 2012: 20,000,000) shares authorized Nil (December 31, 2012 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(b)) 100,000,000 shares authorized 68,141,107 (December 31, 2012 – 63,836,689) shares issued and outstanding	49,998,703	47,194,724
Deficit Accumulated During the Exploration Stage	(44,629,619)	(43,288,992)

Total Stockholders’ Equity	5,369,084	3,905,732

Total Liabilities and Stockholders’ Equity	$5,832,601	$4,217,334

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
	Three months ended		2001 through
	March 31,		March 31,
	2013	2012	2013
Expenses

Advertising and promotion	$10,247	$11,415	$509,058
Amortization	92,555	99,223	1,073,328
Bank charges and interest	5,027	7,251	103,977
Consulting fees (Note 6(d))	38,595	200,314	3,080,633
Consulting fees – directors and officers (Note 6(d))	101,541	707,925	8,513,532
Engineering consulting	-	-	711,084
Exploration (Note 4)	573,757	814,165	12,033,366
Filing fees	5,223	1,909	87,580
Insurance	10,264	13,936	405,028
Investor relations	-	12,000	890,664
Licenses, taxes and filing fees, net	-	-	379,947
Management fees (Note 6(d))	101,228	429,728	4,283,817
Office (Note 6(d))	44,659	226,862	830,010
Professional fees	67,750	69,152	2,448,061
Rent	40,889	35,149	782,229
Research and development (Note 5)	167,817	102,975	918,953
Telephone	4,897	5,700	178,606
Transfer agent fees	1,828	1,762	37,190
Travel and vehicle	42,877	49,396	1,673,045

Loss Before Other Items	(1,309,154)	(2,788,862)	(38,940,108)
Gain on Sale of Marketable Securities	-	-	87,217
Loss on Sale of Assets	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	(67,922)
Foreign Exchange	(31,503)	(70,963)	(835,580)
Interest Income	30	107	363,461
Dividend Income	-	-	4,597
Change in Fair Value of Warrants	-	-	(2,748,999)
Change in Fair Value of Preferred Stock (Note 6(a))	-	-	(240,000)
Financing Agreement Penalty	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(1,340,627)	(2,859,718)	(42,726,510)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,340,627)	$(2,859,718)	$(44,264,010)

Basic and Diluted Loss Per Share (Note 7)	$(0.02)	$(0.05)

Weighted Average Number of Shares of Common Stock Outstanding	64,949,067	58,646,808

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common		Preferred
		Stock		Stock
		and Paid-In		and Paid-in				Total
	Shares of	Capital in	Shares of	Capital in				Stockholders’
	Common	Excess of	Preferred	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Receivable	Received	Deficit	(Deficit)

Balance, December 31, 2011	58,490,941	$39,865,402	-	$-	$-	$-	$(34,848,633)	$5,016,769
Stock-based compensation (Note 6(d))	-	261,212	-	-	-	-	-	261,212
Shares issued for cash
Private placement (Note 6(b))	3,736,248	5,275,555	-	-	-	-	-	5,275,555
Common stock issued for services (Note 6(b))	584,500	1,280,055	-	-	-	-	-	1,280,055
Warrants exercised (Note 6(e))	235,000	117,500	-	-	-	-	-	117,500
Stock options exercised (Note 6(c))	790,000	395,000	-	-	-	-	-	395,000
Net loss for the year	-	-	-	-	-	-	(8,440,359)	(8,440,359)
Balance, December 31, 2012	63,836,689	47,194,724	-	-	-	-	(43,288,992)	3,905,732
Stock-based compensation (Note 6(d))		41,228	-		- -	-	-	41,228
Shares issued for cash
Private placement (Note 6(b))	4,304,418	2,762,751	-	-	-	-	-	2,762,751
Net loss for the period	-	-	-	-	-	-	(1,340,627)	(1,340,627)
Balance, March 31, 2013	68,141,107	$49,998,703	-	$-	$-	$-	$(44,629,619)	$5,369,084

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Three months ended March,		March 31,
	2013	2012	2013
Operating Activities
Net loss for period	$(1,340,627)	$(2,859,718)	$(42,726,510)
Items not involving cash
Amortization	92,555	99,223	1,073,328
Stock-based compensation	41,228	41,228	3,799,157
Loss on sale of assets	-	-	19,176
Common stock issued for services	-	1,280,055	7,921,335
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	3,663	(19,793)	(99,413)
Receivables	(18,012)	(12,626)	(75,577)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	151,915	33,536	397,671

Cash Used in Operating Activities	(1,069,278)	(1,438,095)	(25,771,834)
Investing Activities
Additions to property and equipment	(1,195)	(62,210)	(467,406)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(1,195)	(62,210)	(1,119,356)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	2,762,751	-	24,556,352
Stock subscriptions received	-	100,300	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	2,762,751	100,300	29,720,023

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	1,692,278	(1,400,005)	2,818,998
Cash and Cash Equivalents, Beginning of Period	1,126,720	1,983,725	-
Cash and Cash Equivalents, End of Period	$2,818,998	$583,720	$2,818,998

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2012, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2013. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 filed as part of the Company’s December 31, 2012 Form 10-K. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $44,629,619 at March 31, 2013 (December 31, 2012 - $43,288,992), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. During the three months ended March 31, 2013, the Company closed the first tranche of a private placement for gross proceeds of $3,013,100 (Note 6). Management intends to raise additional capital through stock issuances to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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
Three months ended March 31, 2013
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

.

	March 31,	December 31,
	2013	2012
Cash	$2,818,998	$873,258
GICs	-	253,462
	$2,818,998	$1,126,720

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2013 and December 31, 2012 totaled $2,818,998 and $1,126,720, respectively. At March 31, 2013 and December 31, 2012, the Company had accounts payable and accrued liabilities of $463,517 and $311,602, respectively, all of which fall due in the next fiscal quarter.

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
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(d)	Market risk (Continued)

		(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of March 31, 2013.

		(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). As at March 31, 2013, the Company has net monetary assets of $78,877 (December 31, 2012 - $60,846) denominated in CAD and net monetary liabilities of $6,271 (December 31, 2012 – $131,017) in CLP.

As at March 31, 2013, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 5% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 2% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

		(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	March 31, 2013
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$82,202	$47,237
Office furniture	53,843	22,392	31,451
Office equipment	32,007	15,420	16,587
Computer equipment	9,390	8,103	1,287
Computer software	68,556	34,090	34,466
Field equipment	122,360	86,926	35,434

	$415,595	$249,133	$166,462

	December 31, 2012
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$79,291	$50,148
Office furniture	53,843	20,363	33,480
Office equipment	32,007	14,283	17,724
Computer equipment	8,197	8,036	161
Computer software	68,556	28,323	40,233
Field equipment	122,360	84,062	38,298

	$414,402	$234,358	$180,044

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
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

Exploration expenditures incurred by the Company during the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012

Assaying	$465	$13,071
Concession fees	71,851	90,456
Drilling	-	115,131
Environmental	241,799	53,713
Equipment rental	15,975	17,376
Geological consulting fees	5,272	265,509
Maps and miscellaneous	-	11,962
Site costs	232,434	228,505
Transportation	5,961	18,441

Exploration expenditures for period	$573,757	$814,165

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock is to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of March 31, 2013, all shares had been released (December, 31, 2012 – nil shares in escrow). The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to March 31, 2013: $918,953);

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

For the three months ended March 31, 2013, amortization of technology rights included in amortization expense is $77,778 (three months ended March 31, 2012 - $77,778).

	March 31, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	777,780	$2,022,220

	December 31, 2012
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	700,002	$2,099,998

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

(a)	Preferred stock

During the year ended December 31, 2005, the Company designated shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock was convertible into one common share at any time at the holder’s option, subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares. The preferred stock was unlisted, non-retractable and non- redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible. The preferred stockholders were further entitled to the same dividends and distributions as the common stockholders.

On February 4, 2013, the Company filed with the Nevada Secretary of State a Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of the Series A convertible preferred stock. The Company has no shares of Series A convertible preferred stock outstanding or authorized to be issued.

(b)	Common stock

During the three months ended March 31, 2013, the Company:

	•	Issued 4,304,418 units for gross proceeds of $3,013,100 by way of a private placement priced at $0.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $0.90 per share until July 25, 2014. The Company paid commissions, finders and legal fees of $250,349. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the units, except that the agent warrants will expire on March 12, 3015.

During the year ended December 31, 2012, the Company:

	•	Issued 584,500 shares of common stock to management, employees and consultants for past services at a weighted average fair value of $2.19 per share based on the market value at the time of the director’s approval. Total value of this share issuance was $1,280,055, and has been expensed to management fees, consulting fees, office expenses and consulting fees – directors and officers (Note 6(d)). The shares were granted under the 2010 Management Compensation Plan;

	•	Issued 235,000 shares on the exercise of warrants at $0.50 per share and a further 790,000 shares of common stock on the exercise of stock options at $0.50 per share;

	•	Issued 1,536,248 units for gross proceeds of $2,611,622 by way of a private placement priced at $1.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $1.70 per share until March 31, 2014. The Company paid commissions of $216,067. In addition, 142,409 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units;

	•	Issued 1,000,000 shares of common stock at $1.50 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000; and

	•	Issued 1,200,000 shares of common stock at $1.25 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
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

During the three months ended March 31, 2013, no stock options were granted. During the year ended December 31, 2012, options for 790,000 shares were exercised for gross proceeds of $395,000, and the Company granted 150,000 stock options to an officer. The options entitle the officer to purchase a total of 150,000 common shares of the Company at the price of $1.30 per common share exercisable for five years.

The following table represents service-based stock option activity during the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013		December 31, 2012
		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of
period	315,000	$1.14	1,080,000	$0.58
Granted	-	-	150,000	1.30
Expired	-	-	(125,000)	0.50
Exercised	-	-	(790,000)	0.50

Outstanding – end of period	315,000	$1.14	315,000	$1.14

Exercisable – end of period	315,000	$1.14	315,000	$1.14

As at March 31, 2013 and December 31, 2012, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2013	2012

June 23, 2013	$1.00	165,000	165,000
October 1, 2017	$1.30	150,000	150,000

		315,000	315,000

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(c)	Stock options (Continued)

The shares under option at March 31, 2013 and December 31, 2012 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$1.00	165,000	$-	0.23
1.30	150,000	-	4.51

$1.14	315,000	$-	2.27

(d)	Stock-based compensation

During the three months ended March 31, 2013, $41,228 (2012 - $41,228) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 6(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $430,313 (December 31, 2012 - $471,541) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the year ended December 31, 2012, the Company issued 584,500 shares of common stock at a fair value of $1,280,055 to management, employees and consultants, under the 2010 Management Compensation Plan. No such issuance was made during the three months ended March 31, 2013.

The total stock-based compensation recognized for shares issued and warrants granted for services for the three months ended March 31, 2013 and 2012 was as follows:

	2013	2012

Consulting fees	$-	$153,300
Consulting fees – directors and officers	-	607,725
Management fees	41,228	369,728
Office	-	190,530

	$41,228	$1,321,283

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(e)	Warrants

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

		(ii)	If on or before December 31, 2012 the closing price of the common stock of the Company is at least $2.50 per share for five consecutive trading days (this vesting condition was not met); and

		(iii)	If on or before December 31, 2015 the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

During the three months ended March 31, 2013, the Company issued warrants to purchase 2,152,216 shares of common stock, as part of a private placement offering (Note 6(b)). Each whole warrant is exercisable at $0.90 per share until July 25, 2014. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the agent warrants will expire on March 12, 2015.

Details of stock purchase warrant activity is as follows:

	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	4,716,917	$1.22	4,041,383	$1.07
Issued	2,367,437	0.9	910,534	1.70
Exercised	-	-	(235,000)	0.50
Expired	(36,000)	(1.18)	-	-

Outstanding - end of period	7,048,354	$1.11	4,716,917	$1.22

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(e)	Warrants (Continued)

As at March 31, 2013 and December 31, 2012, the following share purchase warrants were outstanding:

		March 31,	December 31,
Expiry Date	Exercise Price	2013	2012

January 19, 2013	$1.18	-	36,000
December 31, 2013	$0.65	1,770,383	1,770,383
March 14, 2014	$1.70	910,534	910,534
July 25, 2014	$0.90	2,152,216	-
March 12, 2015	$0.90	215,221	-
December 31, 2015	$1.50	2,000,000	2,000,000

		7,048,354	4,716,917

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 315,000 in outstanding options and 7,048,354 warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited interim consolidated condensed financial statements for the three months ended March 31, 2013 and accompanying notes to these financial statements.

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

We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our principal business is to explore for and develop natural rutile deposits on our Cerro Blanco mining concessions. In addition, we continue to fund research and development on the Chinuka Process, which is conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions.

We have produced no revenues, have experienced losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

Major Developments

Since December 31, 2012, we had the following major developments:

  We proceeded to complete the Environmental Impact Study (“EIS”), which was filed with the Chilean Environmental Authority in February 2013. The gathering of seasonal baseline data which had to be supplied in conjunction with a marine concession application to construct a desalination plant commenced on December 21, 2012, the official start of summer in Chile. This plant will provide industrial water to the Cerro Blanco project and possibly to other users in the region as well. Process and design engineering work for the planned desalination plant, together with the access license, is being incorporated into the final project engineering design and EIS for submittal to the Chilean mining authorities. In addition, the Company successfully concluded negotiations with six households that would be required to be re-located as part of any production planning.

  We sold 4,304,418 units (the “Units”) by way of a private placement at $0.70 per Unit, with each Unit consisting of one share of common stock and one-half warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at $0.90 per share at any time prior to July 25, 2014. The Company received gross proceeds of $3,013,100 for the sale of these Units and issued 4,304,418 common shares and 2,152,216 warrants. These Units were sold as a part of an offering of up to 14,285,714 Units.

  In connection with the sale of these Units, we paid selling commissions in the amount of $210,917 and issued 215,221 placement agent warrants to the placement agent. In addition, $39,425 in other issuance costs was incurred. The terms and conditions of the placement agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the placement agent warrants will expire on March 12, 2015.

  As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. The La Martina discovery was made on the basis of regional geological and geophysical magnetic analyses followed up with field reconnaissance, mapping and sampling.

  La Martina, which is located approximately 45 kilometres west-south-west of the City of Vallenar and 17 kilometres south-west of the Cerro Blanco project, consists of 6 registered exploration concessions. These concessions cover an area of 1,288 hectares, comparable in size to the area covering the current eight known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco project.

Results of Operations

The Company recorded a net loss of $1,340,627 for the three months ended March 31, 2013 ($0.02 per weighted average common share outstanding) compared to a net loss of $2,859,718 ($0.05 per share) for the comparative interim period in 2012.

A few expenses in the three months ended March 31, 2012 were materially affected by the issuance of 584,500 shares of common stock during that period. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $1,280,055 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, Management fees and Office. No such share issuance was made in the current interim period. The fluctuations of these expenses are as follows:

  Consulting fees of $38,595 for 2013 as compared to $200,314 for 2012;
  Consulting fees – directors and officers: $101,541 for 2013 as compared to $707,925 for 2012;
  Management fees of $101,228 for 2013 as compared to $429,728 for 2012; and
  Office of $44,659 for 2013 as compared to $226,862 for 2012.

The decreases in the above expenses were the main factors that the current period loss before other items was significantly lower than the prior period (2013: $1,309,154; 2012: $2,788,862).

Research and development costs, however, increased to $167, 817 in the current period (2012: $102,975). The increased expenditures reflect our continuous commitment to the Chinuka process.

Foreign exchange loss was $31,503 for the current period, as compared to $70,963 for the comparative period, due to the volatility of the U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable periods.

Liquidity and Cash Flows

As of March 31, 2013, we had working capital of $2,528,452 (December 31, 2012: $973,740), including $2,818,998 (December 31, 2012: $1,126,720) of cash and cash equivalents.

Cash used in operating activities was $1,069,278 for the three months ended March 31, 2013, compared to $1,438,095 for the comparable prior year period. Cash used in investing activities was $1,195 for the three months ended March 31, 2013 (2012: $62,210).

During the three months ended March 31, 2013, we raised a total of $2,762,751 in net cash through financing activities (2012: $100,300). We sold 4,304,418 units for gross proceeds of $3,013,100, less commissions, finders’ fees and legal fees of $250,349.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 15, 2013.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description

10.1	Form of Warrant Agreement Unit Offering
31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: May 7, 2013	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2013	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)