Form 10-Q
period 2013-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2013-08-09
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________ to _______________

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
Yes [   ] No [ x ]

68,141,107 shares of the issuer’s common stock, $.001 par value, were outstanding at August 7, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	June 30, 2013	December 31, 2012

Assets
Current
Cash and cash equivalents	$1,771,094	$1,126,720
Prepaid expenses	75,676	93,775
Receivables	26,507	64,847
Total Current Assets	1,873,277	1,285,342
Property and Equipment (Note 3)	152,182	180,044
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	1,944,442	2,099,998

Total Assets	$4,621,851	$4,217,334

Liabilities
Current
Accounts payable and accrued liabilities	$203,355	$311,602

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(a)) 20,000,000 (December 31, 2012: 20,000,000) shares authorized Nil (December 31, 2012 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(b)) 100,000,000 shares authorized 68,141,107 (December 31, 2012 – 63,836,689) shares issued and outstanding	50,039,931	47,194,724
Deficit Accumulated During the Exploration Stage	(45,621,435)	(43,288,992)

Total Stockholders’ Equity	4,418,496	3,905,732

Total Liabilities and Stockholders’ Equity	$4,621,851	$4,217,334

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

						Cumulative
						Period from
						Inception on
						November 13,
						2001 through
	Three months ended June 30,		Six months ended June 30,			June 30,
	2013	2012	2013	2012		2013
Expenses

Advertising and promotion	$6,927	$22,114	$17,174	$33,529 $		515,985
Amortization	92,058	102,537	184,613	201,760		1,165,386
Bank charges and interest	5,239	11,779	10,266	19,030		109,216
Consulting fees (Note 6(d))	23,645	54,152	62,240	254,466		3,104,278
Consulting fees – directors and officers (Note 6(d))	101,226	100,200	202,767	808,125		8,614,758
Engineering consulting	-	-	-	-		711,084
Exploration (Note 4)	374,371	1,254,762	948,128	2,068,927		12,407,737
Filing fees	15,462	(11)	20,685	1,898		103,042
Insurance	11,637	10,829	21,901	24,765		416,665
Investor relations	7,500	18,000	7,500	30,000		898,164
Licenses, taxes and filing fees, net	-	-	-	-		379,947
Management fees (Note 6(d))	101,228	101,228	202,456	530,956		4,385,045
Office (Note 6(d))	10,407	25,657	55,066	252,519		840,417
Professional fees	52,294	71,805	120,044	140,957		2,500,355
Rent	41,017	40,116	81,906	75,265		823,246
Research and development (Note 5)	83,884	204,599	251,701	307,574		1,002,837
Telephone	9,620	10,503	14,517	16,203		188,226
Transfer agent fees	680	2,392	2,508	4,154		37,870
Travel and vehicle	43,892	92,349	86,769	141,745		1,716,937

Loss Before Other Items	(981,087)	(2,123,011))	(2,290,241)	(4,911,873)		(39,921,195)
Gain on Sale of Marketable Securities	-	-	-	-		87,217
Loss on Sale of Assets	-	-	-	-		(19,176)
Adjustment to Market for Marketable
Securities	-	-	-	-		(67,922)
Foreign Exchange	(10,738)	(93,767))	(42,241)	(164,730)		(846,318)
Interest Income	9	901	39	901		363,470
Dividend Income	-	-	-	-		4,597
Change in Fair Value of Warrants	-	-	-	-		(2,748,999)
Change in Fair Value of Preferred Stock	-	-	-	-		(240,000)
Financing Agreement Penalty	-	-	-	-		(330,000)

Net Loss and Comprehensive Loss for Period	(991,816)	(2,215,877)	(2,332,443)	(5,075,702)		(43,718,326)
Preferred stock dividends	-	-	-	-		(1,537,500)

Net Loss Available for Distribution	$(991,816)	$(2,215,877)	$(2,332,443)	$(5,075,702	) $	(45,255,826)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.01)	$(0.04)	$(0.04)	$(0.09)

Weighted Average Number of Shares of Common Stock Outstanding	68,141,107	59,348,656	66,562,820	59,058,868

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common		Preferred
		Stock		Stock
		and Paid-In		and Paid-in		Total
	Shares of	Capital in	Shares of	Capital in		Stockholders’
	Common	Excess of	Preferred	Excess of	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2011	58,490,941	$39,865,402	-	$-	$(34,848,633)	$5,016,769
Stock-based compensation (Note 6(d))	-	261,212	-	-	-	261,212
Shares issued for cash
Private placement (Note 6(b))	3,736,248	5,275,555	-	-	-	5,275,555
Common stock issued for services (Note 6(b))	584,500	1,280,055	-	-	-	1,280,055
Warrants exercised (Note 6(e))	235,000	117,500	-	-	-	117,500
Stock options exercised (Note 6(c))	790,000	395,000	-	-	-	395,000
Net loss for the year	-	-	-	-	(8,440,359)	(8,440,359)
Balance, December 31, 2012	63,836,689	47,194,724	-	-	(43,288,992)	3,905,732
Stock-based compensation (Note 6(d))		82,456	-	-	-	82,456
Shares issued for cash Private placement (Note 6(b))	4,304,418	2,762,751	-	-	-	2,762,751
Net loss for the period	-	-	-	-	(2,332,443)	(2,332,443)
Balance, June 30, 2013	68,141,107	$50,039,931	-	$-	$(45,621,435)	$4,418,496

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Six months ended June 30,		June 30,
	2013	2012	2013
Operating Activities
Net loss for period	$(2,332,443)	$(5,075,702)	$(43,718,326)
Items not involving cash
Amortization	184,613	201,760	1,165,386
Stock-based compensation	82,456	82,456	3,840,385
Loss on sale of assets	-	-	19,176
Common stock issued for services	-	1,280,055	7,921,335
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	18,099	(28,993)	(84,977)
Receivables	38,340	(75,491)	(19,225)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(108,247)	68,819	137,509

Cash Used in Operating Activities	(2,117,182)	(3,547,096)	(26,819,738)

Investing Activities
Additions to property and equipment	(1,195)	(109,848)	(467,406)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(1,195)	(109,848)	(1,119,356)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	2,762,751	2,563,055	24,556,352
Stock subscriptions received	-	-	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	2,762,751	2,563,055	29,720,023

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	644,374	(1,093,889)	1,771,094
Cash and Cash Equivalents, Beginning of Period	1,126,720	1,983,725	-
Cash and Cash Equivalents, End of Period	$1,771,094	$889,836	$1,771,094

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2012, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2013. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 filed as part of the Company’s December 31, 2012 Form 10-K. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $45,621,435 at June 30, 2013 (December 31, 2012 - $43,288,992), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. During the six months ended June 30, 2013, the Company closed the first tranche of a private placement for gross proceeds of $3,013,100 (Note 6). Management intends to raise additional capital through stock issuances to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

- Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
- Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
-  Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institution and by maintaining its cash with high credit quality Canadian and Chilean financial institutions. The receivables consist of GST due from the Government of Canada and expenditure advances to a director.

	June 30,	December 31,
	2013	2012
Cash	$1,771,094	$873,258
GICs	-	253,462
	$1,771,094	$1,126,720

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at June 30, 2013 and December 31, 2012 totaled $1,771,094 and $1,126,720, respectively. At June 30, 2013 and December 31, 2012, the Company had accounts payable and accrued liabilities of $203,355 and $311,602, respectively, all of which fall due in the next fiscal quarter.

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
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(d)	Market risk (Continued)

		(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of June 30, 2013.

		(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). As at June 30, 2013, the Company has net monetary assets of $38,995 (December 31, 2012 - $60,846) denominated in CAD and net monetary liabilities of $2,353 (December 31, 2012 – $131,017) in CLP.

As at June 30, 2013, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 7% and CLP by 9% will not have a material effect on the Company’s business, financial condition and results of operations.

The Company has not entered into any foreign currency contracts to mitigate this risk.

		(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	June 30, 2013
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$85,007	$44,432
Office furniture	53,843	24,355	29,488
Office equipment	32,007	16,515	15,492
Computer equipment	9,390	8,197	1,193
Computer software	68,556	39,651	28,905
Field equipment	122,360	89,688	32,672

	$415,595	$263,413	$152,182

	December 31, 2012
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$79,291	$50,148
Office furniture	53,843	20,363	33,480
Office equipment	32,007	14,283	17,724
Computer equipment	8,197	8,036	161
Computer software	68,556	28,323	40,233
Field equipment	122,360	84,062	38,298

	$414,402	$234,358	$180,044

4.	MINERAL PROPERTIES

Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly- owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions totaling 1,183 hectares, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometers, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

4.	MINERAL PROPERTIES (Continued)

Cerro Blanco (Continued)

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

La Martina

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. La Martina, which is located approximately 45 kilometres west-south-west of the City of Vallenar and 17 kilometres south-west of the Cerro Blanco project, consists of six registered exploration concessions. These concessions cover an area of 1,288 hectares, comparable in size to the area covering the current eight known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco project. Concession fees and other costs incurred in staking the property have been expensed.

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

Exploration expenditures incurred by the Company during the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012

Assaying	$810	$12,940
Concession fees	93,505	93,226
Drilling	-	178,038
Environmental	299,251	253,645
Equipment rental	46,825	101,508
Geological consulting fees	46,699	831,027
Maps and miscellaneous	-	33,239
Site costs	449,543	533,674
Transportation	11,495	31,630

Exploration expenditures for period	$948,128	$2,068,927

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non- exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of June 30, 2013, all shares had been released (December, 31, 2012 – nil shares in escrow). The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to June 30, 2013: $1,002,837);

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

For the six months ended June 30, 2013, amortization of technology rights included in amortization expense is $155,556 (six months ended June 30, 2012 - $155,556).

	June 30, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	855,558	$1,944,442

	December 31, 2012
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	700,002	$2,099,998

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
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

During the six months ended June 30, 2013, the Company:

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

During the year ended December 31, 2012, the Company:

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

Issued 1,000,000 shares of common stock at $1.50 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000; and

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(b)	Common stock (Continued)

Issued 1,200,000 shares of common stock at $1.25 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.

(c)	Stock options

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

During the six months ended June 30, 2013, no stock options were granted. During the year ended December 31, 2012, options for 790,000 shares were exercised for gross proceeds of $395,000, and the Company granted 150,000 stock options to an officer. The options entitle the officer to purchase a total of 150,000 common shares of the Company at the price of $1.30 per common share exercisable for five years.

The following table represents service-based stock option activity during the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013		December 31, 2012
		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	315,000	$1.14	1,080,000	$0.58
Granted	-	-	150,000	1.30
Expired	(165,000)	1.00	(125,000)	0.50
Exercised	-	-	(790,000)	0.50

Outstanding – end of period	150,000	$1.30	315,000	$1.14

Exercisable – end of period	150,000	$1.30	315,000	$1.14

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(c)	Stock options (Continued)

As at June 30, 2013 and December 31, 2012, the following stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2013	2012

June 23, 2013	$1.00	-	165,000
October 1, 2017	$1.30	150,000	150,000

		150,000	315,000

The 150,000 shares under option at June 30, 2013 were exercisable at a price of $1.30 per share and had a weighted average remaining contractual life of 4.26 years.

The shares under option at December 31, 2012 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 1.00	165,000	$-	0.23
1.30	150,000	-	4.51

$ 1.14	315,000	$-	2.27

(d)	Stock-based compensation

During the six months ended June 30, 2013, $82,456 (2012 - $82,456) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 6(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $389,085 (December 31, 2012 - $471,541) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the year ended December 31, 2012, the Company issued 584,500 shares of common stock at a fair value of $1,280,055 to management, employees and consultants, under the 2010 Management Compensation Plan. No such issuance was made during the six months ended June 30, 2013.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(d)	Stock-based compensation (Continued)

The total stock-based compensation recognized for shares issued and warrants granted for services for the six months ended June 30, 2013 and 2012 was as follows:

	2013	2012

Consulting fees	$-	$153,300
Consulting fees – directors and officers	-	607,725
Management fees	82,456	410,956
Office	-	190,530

	$82,456	$1,362,511

(e)	Warrants

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

During the six months ended June 30, 2013, the Company issued warrants to purchase 2,152,216 shares of common stock, as part of a private placement offering (Note 6(b)). Each whole warrant is exercisable at $0.90 per share until July 25, 2014. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the agent warrants will expire on March 12, 2015.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(e)	Warrants (Continued)

Details of stock purchase warrant activity is as follows:

	June 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	4,716,917	$1.22	4,041,383	$1.07
Issued	2,367,437	0.9	910,534	1.70
Exercised	-	-	(235,000)	0.50
Expired	(36,000)	(1.18)	-	-

Outstanding - end of period	7,048,354	$1.11	4,716,917	$1.22

As at June 30, 2013 and December 31, 2012, the following share purchase warrants were outstanding:

		June 30,	December 31,
Expiry Date	Exercise Price	2013	2012

January 19, 2013	$1.18	-	36,000
December 31, 2013	$0.65	1,770,383	1,770,383
March 14, 2014	$1.70	910,534	910,534
July 25, 2014	$0.90	2,152,216	-
March 12, 2015	$0.90	215,221	-
December 31, 2015	$1.50	2,000,000	2,000,000

		7,048,354	4,716,917

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 in outstanding options and 7,048,354 warrants.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 7, 2013, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

On July 2, 2013, the Board of Directors, through unanimous written consent, adopted a proposal to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 shares and the number of authorized shares of Preferred Stock to 100,000,000 shares, subject to stockholder approval at the Annual General Meeting scheduled to take place on September 5, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our consolidated balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited interim consolidated condensed financial statements for the six months ended June 30, 2013 and accompanying notes to these financial statements.

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

We have identified nine natural rutile prospects located on the Cerro Blanco project, designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 41 registered mining exploitation concessions and 33 exploration concessions over an area of approximately 17,041 hectares.

We are in the exploration stage, which means we are engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. Our principal business is to explore for and develop natural rutile deposits on our Cerro Blanco mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take contracts for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to fund research and development on the Chinuka Process, which is conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions.

We have produced no revenues, have experienced losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

Major Developments

Since December 31, 2012, we had the following major developments:

  We proceeded to complete the Environmental Impact Study (“EIS”), which was filed with the Chilean Environmental Authority, Servicio de Evaluación Ambiental (“SEA”) in February 2013. The SEA assessment, with its technical site visits and community public meetings now mostly completed, is entering a phase where detailed written questions relating to the EIS will be directed to the Company for a written response.

  We completed the gathering of seasonal baseline data, which had to be supplied in conjunction with a marine concession application to construct a desalination plant. This plant will provide industrial water to the Cerro Blanco project and possibly to other users in the region as well. Process and design engineering work for the planned desalination plant, together with the access license, is being incorporated into the final project engineering design and EIS for submittal to the Chilean mining authorities. In addition, the Company successfully concluded negotiations with six households that would be required to be re-located as part of any production planning.

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

  We have received an update on Company-funded research activities from Chinuka Ltd. (“Chinuka”). In its semi- annual report to the Company, Chinuka provided further evidence of the applicability and capability of the Chinuka Process to treat a range of Cerro Blanco natural rutile concentrates, ilmenite concentrate and combinations of natural rutile and ilmenite concentrates to produce titanium metal. Furthermore, Chinuka reported that it has produced niobium metal from a niobium oxide feedstock using the Chinuka Process. These results demonstrate that the Chinuka Process is not metal specific and holds forth the possibility to adapt the process to produce electro-refined metal from several transition elements which have the capability to form an oxy-carbide.

  We have received an independent, updated Geological Report and Mineral Resource Estimate for our wholly-owned Cerro Blanco project, located in Region III of northern Chile. The report was completed by Behre Dolbear, a U.S. based Minerals Industry Consultant (the “Consultant”), to Canadian National Instrument 43-101 policy standards (“NI 43-101”). The Consultant’s terms of reference were to update the older NI 43-101 Cerro Blanco Property Technical Report, dated February 25, 2008, taking into consideration and accounting for all geological, geophysical, mineralogical, drilling, bulk sampling and associated pilot-plant stage process metallurgical test work that the Company has undertaken since that time.

Results of Operations

The Company recorded a net loss of $991,816 and $2,332,443 for three and six months ended June 30, 2013, respectively, ($0.01 and $0.04 per weighted average common share outstanding) compared to a net loss of $2,215,877 and $5,075,702 ($0.04 and $0.09 per share) for the comparative interim periods in 2012.

A few expenses in the six months ended June 30, 2012 were materially affected by the issuance of 584,500 shares of common stock during the first quarter of 2012. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $1,280,055 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, Management fees and Office. No such share issuance was made in the current interim period. The fluctuations of these expenses for the six month periods are as follows:

  Consulting fees of $62,240 for 2013 as compared to $254,466 for 2012;
  Consulting fees – directors and officers: $202,767 for 2013 as compared to $808,125 for 2012;
  Management fees of $202,456 for 2013 as compared to $530,956 for 2012; and
  Office of $55,066 for 2013 as compared to $252,519 for 2012.

Exploration spending for the three months ended June 30, 2013 totaled $374,371 (YTD: $948,128) (2012: $1,254,762 - YTD: $2,068,927). This is due to the fact that there were no drilling and little geological consulting work undertaken during the current year. As a result, travel and vehicle costs were also less in the current periods (2013: $43,892 - YTD: $86,769; 2012: $92,349 – YTD: $141,745).

Research and development costs were $83,884 for the three months ended June 30, 2013 (YTD: $251,701) (2012: $204,599 - YTD: $307,574). We have renewed our commitment to the Chinuka Process and continue to fund the research activities conducted at the University of Cambridge. The fluctuations in the amount of spending reflect the different level of activities undertaken from time to time.

Foreign exchange loss was $10,738 for the current three month period (YTD: $42,241) (2012: $93,767 – YTD: $164,730), due to the volatility of the U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable periods.

Liquidity and Cash Flows

As of June 30, 2013, we had working capital of $1,669,922 (December 31, 2012: $973,740), including $1,771,094 (December 31, 2012: $1,126,720) of cash and cash equivalents.

Cash used in operating activities was $2,117,182 for the six months ended June 30, 2013, compared to $3,547,096 for the comparable prior year period. Cash used in investing activities was $1,195 for the six months ended June 30, 2013 (2012: $109,848).

During the six months ended June 30, 2013, we raised a total of $2,762,751 in net cash through financing activities (2012: $2,563,055). We sold 4,304,418 units for gross proceeds of $3,013,100, less commissions, finders’ fees and legal fees of $250,349.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

White Mountain Titanium Corporation

Date: August 7, 2013	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2013	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)