Form 10-Q
period 2013-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2013-11-08
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

68,141,107 shares of the issuer’s common stock, $.001 par value, were outstanding at November 5, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	September 30, 2013	December 31, 2012

Assets
Current
Cash and cash equivalents	$976,544	$1,126,720
Prepaid expenses	66,113	93,775
Receivables	34,022	64,847
Total Current Assets	1,076,679	1,285,342
Property and Equipment (Note 3)	138,352	180,044
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	1,866,664	2,099,998

Total Assets	$3,733,645	$4,217,334

Liabilities
Current
Accounts payable and accrued liabilities	$266,085	$311,602

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(a) & 6(b)) 100,000,000 (December 31, 2012: 20,000,000) shares authorized Nil (December 31, 2012 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(a) &(b)) 500,000,000 (December 31, 2012: 100,000,000) shares authorized 68,141,107 (December 31, 2012 – 63,836,689) shares issued and outstanding	50,081,159	47,194,724
Deficit Accumulated During the Exploration Stage	(46,613,599)	(43,288,992)

Total Stockholders’ Equity	3,467,560	3,905,732

Total Liabilities and Stockholders’ Equity	$3,733,645	$4,217,334

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

					Cumulative
					Period from
					Inception on
					November 13,
	Three months ended		Nine months ended		2001 through
	September 30,		September 30,		September 30
	2013	2012	2013	2012	2013
Expenses

Advertising and promotion	$6,824	$47,186	$23,998	$80,715	$522,809
Amortization	91,902	104,251	276,515	306,011	1,257,288
Bank charges and interest	2,881	9,036	13,147	28,066	112,097
Consulting fees (Note 6(e))	67,551	69,316	129,791	323,782	3,171,829
Consulting fees – directors and officers (Note 6(e))	100,911	100,200	303,678	908,325	8,715,669
Engineering consulting	-	-	-	-	711,084
Exploration (Note 4)	375,880	1,136,228	1,324,008	3,205,155	12,783,617
Filing fees	2,943	20	23,628	1,918	105,985
Insurance	10,923	19,968	32,824	44,733	427,588
Investor relations	-	8,000	7,500	38,000	898,164
Licenses, taxes and filing fees, net	-	-	-	-	379,947
Management fees (Note 6(e))	101,228	101,228	303,684	632,184	4,486,273
Office (Note 6(e))	53,556	61,708	108,622	314,227	893,973
Professional fees	69,081	93,028	189,125	233,985	2,569,436
Rent	39,373	49,803	121,279	125,068	862,619
Research and development (Note 5)	(513)	-	251,188	307,574	1,002,324
Telephone	7,997	8,271	22,514	24,474	196,223
Transfer agent fees	4,636	1,963	7,144	6,117	42,506
Travel and vehicle	36,480	48,506	123,249	190,251	1,753,417

Loss Before Other Items	(971,653)	(1,858,712))	(3,261,894)	(6,770,585)	(40,892,848)
Gain on Sale of Marketable Securities	-	-	-	-	87,217
Loss on Sale of Assets	-	-	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	-	(67,922)
Foreign Exchange	(20,518)	7,794)	(62,759)	(156,936)	(866,836)
Interest Income	7	62	46	963	363,477
Dividend Income	-	-	-	-	4,597
Change in Fair Value of Warrants	-	-	-	-	(2,748,999)
Change in Fair Value of Preferred Stock	-	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(992,164)	(1,850,856)	(3,324,607)	(6,926,558)	(44,710,490)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(992,164)	$(1,850,856)	$(3,324,607)	$(6,926,558)	$(46,247,990)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.01)	$(0.03)	$(0.05)	$(0.11)

Weighted Average Number of Shares of Common Stock Outstanding	68,141,107	62,043,574	67,096,653	60,436,990

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common		Preferred
		Stock		Stock
		and Paid-In		and Paid-in		Total
	Shares of	Capital in	Shares of	Capital in		Stockholders’
	Common	Excess of	Preferred	Excess of	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2011	58,490,941	$39,865,402	-	$-	$(34,848,633)	$5,016,769
Stock-based compensation (Note 6(e))	-	261,212	-	-	-	261,212
Shares issued for cash
Private placement (Note 6(c))	3,736,248	5,275,555	-	-	-	5,275,555
Common stock issued for services (Note 6(c))	584,500	1,280,055	-	-	-	1,280,055
Warrants exercised (Note 6(f))	235,000	117,500	-	-	-	117,500
Stock options exercised (Note 6(d))	790,000	395,000	-	-	-	395,000
Net loss for the year	-	-	-	-	(8,440,359)	(8,440,359)
Balance, December 31, 2012	63,836,689	47,194,724	-	-	(43,288,992)	3,905,732
Stock-based compensation (Note 6(e))		123,684	-	-	-	123,684
Shares issued for cash
Private placement (Note 6(c))	4,304,418	2,762,751	-	-	-	2,762,751
Net loss for the period	-	-	-	-	(3,324,607)	(3,324,607)
Balance, September 30, 2013	68,141,107	$50,081,159	-	$-	$(46,613,599)	$3,467,560

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Nine months ended September 30,		September 30,
	2013	2012	2013
Operating Activities
Net loss for period	$(3,324,607)	$(6,926,558)	$(44,710,490)
Items not involving cash
Amortization	276,515	306,011	1,257,288
Stock-based compensation	123,684	123,684	3,881,613
Loss on sale of assets	-	-	19,176
Common stock issued for services	-	1,280,055	7,921,335
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	27,662	6,957	(75,414)
Receivables	30,825	16,188	(26,740)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(45,517)	(36,073)	200,239

Cash Used in Operating Activities	(2,911,438)	(5,229,736)	(27,613,994)

Investing Activities
Additions to property and equipment	(1,489)	(106,021)	(467,700)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(1,489)	(106,021)	(1,119,650)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	2,762,751	5,788,055	24,556,352
Stock subscriptions received	-	-	263,500
Working capital acquired on acquisition	-	-	171

Cash Provided by Financing Activities	2,762,751	5,788,055	29,720,023

Foreign Exchange Effect on Cash	-	-	(9,835))
Inflow (Outflow) of Cash and Cash Equivalents	(150,176)	452,298	976,544
Cash and Cash Equivalents, Beginning of Period	1,126,720	1,983,725	-
Cash and Cash Equivalents, End of Period	$976,544	$2,436,023	$976,544

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2012, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2013. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2012 filed as part of the Company’s December 31, 2012 Form 10-K. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $46,613,599 at September 30, 2013 (December 31, 2012 - $43,288,992), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. During the nine months ended September 30, 2013, the Company closed a private placement for gross proceeds of $3,013,100 (Note 6). Management intends to raise additional capital through stock issuances to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (i.e., as prices) or indirectly (i.e., derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
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

.

	September 30,	December 31,
	2013	2012
Cash	$976,544	$873,258
GICs	-	253,462
	$976,544	$1,126,720

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at September 30, 2013 and December 31, 2012 totaled $976,544 and $1,126,720, respectively. At September 30, 2013 and December 31, 2012, the Company had accounts payable and accrued liabilities of $266,085 and $311,602, respectively, all of which fall due in the next fiscal quarter.

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
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(d)	Market risk (Continued)

		(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of September 30, 2013.

		(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). As at September 30, 2013, the Company has net monetary assets of $55,721 (December 31, 2012 - $60,846) denominated in CAD and net monetary liabilities of $148,317 (December 31, 2012 – $131,017) in CLP.

As at September 30, 2013, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 7% and CLP by 10% will not have a material effect on the Company’s business, financial condition and results of operations.

The Company has not entered into any foreign currency contracts to mitigate this risk.

		(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

		September 30, 2013
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$87,779	$41,660
Office furniture	54,137	26,303	27,834
Office equipment	32,007	17,598	14,409
Computer equipment	9,390	8,291	1,099
Computer software	68,556	45,150	23,406
Field equipment	122,360	92,416	29,944

	$415,889	$277,537	$138,352

		December 31, 2012
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$79,291	$50,148
Office furniture	53,843	20,363	33,480
Office equipment	32,007	14,283	17,724
Computer equipment	8,197	8,036	161
Computer software	68,556	28,323	40,233
Field equipment	122,360	84,062	38,298

	$414,402	$234,358	$180,044

4.	MINERAL PROPERTIES

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
Nine months ended September 30, 2013
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

La Martina

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. La Martina, which is located approximately 45 kilometres south-west of the City of Vallenar and 17 kilometres south-west of the Cerro Blanco project, consists of six registered exploration concessions. These concessions cover an area of 1,288 hectares, comparable in size to the area covering the current eight known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco project. Concession fees and other costs incurred in staking the property have been expensed.

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

Exploration expenditures incurred by the Company during the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012

Assaying	$3,420	$16,301
Concession fees	95,248	107,123
Drilling	36,973	189,979
Environmental	439,545	395,440
Equipment rental	48,646	151,689
Geological consulting fees	99,027	1,302,116
Maps and miscellaneous	-	79,138
Site costs	586,050	921,519
Transportation	15,099	41,850

Exploration expenditures for period	$1,324,008	$3,205,155

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non- exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc. (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of September 30, 2013 and December 31, 2012, all shares had been released. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to September 30, 2013: $1,002,324);

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

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000 and is amortizing this amount on a straight line basis over nine years.

For the nine months ended September 30, 2013, amortization of technology rights included in amortization expense is $233,334 (nine months ended September 30, 2012 - $233,334).

		September 30, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	933,336	$1,866,664

		December 31, 2012
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	700,002	$2,099,998

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

(a)	Authorized stock

On July 2, 2013, the Board of Directors, through unanimous written consent, adopted a proposal to amend the Articles of Incorporation to increase the number of authorized shares of Common Stock to 500,000,000 shares and the number of authorized shares of Preferred Stock to 100,000,000 shares. The proposal was approved by the stockholders at the Annual General Meeting held on September 5, 2013.

(b)	Preferred stock

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

(c)	Common stock

During the nine months ended September 30, 2013, the Company:

•

Issued 4,304,418 units for gross proceeds of $3,013,100 by way of a private placement priced at $0.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $0.90 per share until July 25, 2014. The Company paid commissions, finders and legal fees of $250,349. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the units, except that the agent warrants had an original expiration date of March 12, 2015.

During the year ended December 31, 2012, the Company:

•

Issued 584,500 shares of common stock to management, employees and consultants for past services at a weighted average fair value of $2.19 per share based on the market value at the time of the director’s approval. Total value of this share issuance was $1,280,055, and has been expensed to management fees, consulting fees, office expenses and consulting fees – directors and officers (Note 6(e)). The shares were granted under the 2010 Management Compensation Plan;

•	Issued 235,000 shares on the exercise of warrants at $0.50 per share and a further 790,000 shares of common stock on the exercise of stock options at $0.50 per share;

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(c)	Common stock (Continued)

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

•	Issued 1,000,000 shares of common stock at $1.50 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000; and

•	Issued 1,200,000 shares of common stock at $1.25 per share for gross proceeds of $1,500,000 and paid a finder’s fee of $60,000.

(d)	Stock options

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

During the nine months ended September 30, 2013, no stock options were granted. During the year ended December 31, 2012, options for 790,000 shares were exercised for gross proceeds of $395,000, and the Company granted 150,000 stock options to an officer. The options entitle the officer to purchase a total of 150,000 common shares of the Company at the price of $1.30 per common share exercisable for five years.

The following table represents service-based stock option activity during the nine months ended September 30, 2013 and the year ended December 31, 2012:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(d)	Stock options (Continued)

	September 30, 2013		December 31, 2012
		Weighted Average		Weighted Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	315,000	$1.14	1,080,000	$0.58
Granted	-	-	150,000	1.30
Expired	(165,000)	1.00	(125,000)	0.50
Exercised	-	-	(790,000)	0.50

Outstanding – end of period	150,000	$1.30	315,000	$1.14

Exercisable – end of period	150,000	$1.30	315,000	$1.14

As at September 30, 2013 and December 31, 2012, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2013	2012

June 23, 2013	$1.00	-	165,000
October 1, 2017	$1.30	150,000	150,000

		150,000	315,000

The 150,000 shares under option at September 30, 2013 were exercisable at a price of $1.30 per share and had a weighted average remaining contractual life of 4.01 years.

The shares under option at December 31, 2012 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$1.00	165,000	$-	0.23
1.30	150,000	-	4.51

$1.14	315,000	$-	2.27

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(e)	Stock-based compensation

During the nine months ended September 30, 2013, $123,684 (2012 - $123,684) was recognized as stock- based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 6(f)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $347,857 (December 31, 2012 - $471,541) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the year ended December 31, 2012, in recognition of past service in prior years, the Company issued 584,500 shares of common stock at a fair value of $1,280,055 to management, employees and consultants, under the 2010 Management Compensation Plan. No such issuance has since been made.

Total stock-based compensation recognized for shares issued and warrants granted for services for the nine months ended September 30, 2013 and 2012 was as follows:

	2013	2012

Consulting fees	$-	$153,300
Consulting fees – directors and officers	-	607,725
Management fees	123,684	452,184
Office	-	190,530

	$123,684	$1,403,739

(f)	Warrants

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(f)	Warrants (Continued)

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

During the nine months ended September 30, 2013, the Company issued warrants to purchase 2,152,216 shares of common stock, as part of a private placement offering (Note 6(c)). Each whole warrant is exercisable at $0.90 per share until July 25, 2014. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the agent warrants are identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the agent warrants had an original expiration date of March 12, 2015.

On September 5, 2013, the Board of Directors amended all outstanding warrants (except those held by member of management) to extend the expiration date of the warrants to December 31, 2015.

Details of stock purchase warrant activity is as follows:

	September 30, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	4,716,862	$1.22	4,041,383	$1.07
Correction to opening balance	-	-	(55)	1.07
Issued	2,367,437	0.9	910,534	1.70
Exercised	-	-	(235,000)	0.50
Expired	(36,000)	(1.18)	-	-

Outstanding - end of period	7,048,299	$1.11	4,716,862	$1.22

As at September 30, 2013 and December 31, 2012, the following share purchase warrants were outstanding:

			September 30,	December 31,
Expiry Date	Exercise Price		2013	2012

January 19, 2013	$1.18		-	36,000
December 31, 2015	$0.65		1,770,328	1,770,328
December 31, 2015	$1.70	*	910,534	910,534
December 31, 2015	$0.90	*	2,152,216	-
December 31, 2015	$0.90	*	215,221	-
December 31, 2015	$1.50		2,000,000	2,000,000

			7,048,299	4,716,862

*Subsequent to the period end, these warrants were re-priced to $0.65.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2013
(Unaudited - Expressed in US dollars)

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 in outstanding options and 7,048,299 warrants.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 5, 2013, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

•	On October 7, 2013, the Board of Directors approved the re-pricing of the exercise price of all outstanding warrants, excluding any warrants held by management, to $0.65.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our consolidated balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, and our unaudited interim condensed consolidated financial statements for the nine months ended September 30, 2013 and accompanying notes to these financial statements.

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

Business and Operations

Overview

We are a mineral exploration company engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. We hold two rutile properties located in the Atacama region (Region III) of northern Chile, namely Cerro Blanco and La Martina, with the latter only been discovered in early 2013.

Our principal business is to explore for and develop natural rutile deposits on our Cerro Blanco mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to fund research and development on the Chinuka Process, which is conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions.

Our stocks are currently traded on the OTCQB Markets. Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

We have produced no revenues, have experienced losses since inception, have no operations, and currently rely upon the sale of our securities to fund our operations.

Cerro Blanco

We are progressing in various stages of development on our Cerro Blanco project. The property lies near the coast of northern Chile in the southern reaches of the Atacama Region and is approximately 670 kilometers north of the capital Santiago and approximately 15 kilometers south of the nearest village, Freirina. The region in which the Cerro Blanco project is located has been designated as a mining region and has a history of production and extraction of several minerals including copper, iron, gold and silver. Our project would be the first rutile mine in this region and in the country. Cerro Blanco is located at a maximum elevation of approximately 1,025 meters above sea level and is near the port of Huasco which is approximately 30 kilometers to the northwest. The site has a nearby power supply and has available adequate road, rail, labor and support services.

We have identified nine natural rutile prospects located on the Cerro Blanco property, designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 41 registered mining exploitation concessions and 33 exploration concessions over an area of approximately 17,041 hectares.

Our principal asset and focus is Cerro Blanco.

La Martina

La Martina is located approximately 45 kilometres west-south-west of the City of Vallenar and 17 kilometres south-west of the Cerro Blanco project. It consists of 6 registered exploration concessions, covering an area of 1,288 hectares, comparable in size to the area covering the current nine known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco property.

Off-Take Agreements

We currently have two definitive off-take agreements in place:

•

During 2011, we entered into our first off-take agreement with a major international pigment producer where that producer will purchase 25,000 tonnes per annum of our standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Deliveries must commence no later than September, 2014 and would run to December, 2016. The term of the agreement may then be extended by mutual agreement. If we are unable to provide product to the buyer before September 30, 2014, they will have the right to terminate this off-take agreement.

•

On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of our standard grade rutile concentrate at $1,250 per tonne FOB port. The three year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement. If we are unable to provide product to the buyer before December 30, 2014, they will have the right to terminate this off-take agreement.

The Chinuka Process

The Chinuka Process is a patented titanium metal technology developed by Chinuka Ltd. (“Chinuka”). We hold a sub-licence to use Chinuka’s patented electro-refining process to produce titanium metal directly from a variety of titanium oxide concentrates and in this regard we have been funding research at the University of Cambridge since 2010 under the direction of Professor Derek Fray. To-date, Company-funded research on the Chinuka Process has focused principally on the production of titanium metal using natural rutile concentrate from the Cerro Blanco project as the process feedstock.

Major Developments since December 31, 2012

Industry Perspective

The global paints and pigments industry has faced substantial challenges during the first half of 2013, with Western pigment producers facing high levels of cheaper finished products from Asia. According to market commentators, this led to destocking, which, according to industry observers, is now coming to an end.

Pigment producers are expecting firmer prices for the balance of 2013 and into next year. Firming prices for pigment will have positive implications for rutile and other primary TiO2 feedstocks. Management remains optimistic about the longer term prospects for TiO2 feedstocks, in particular high grade rutile.

Cerro Blanco Project, Environmental Impact Study, Desalination Plant and Final Engineering

Set against that backdrop of expectations for firmer prices for pigments and TiO2 feedstocks and stubbornly difficult equity markets for junior exploration and development companies, we have continued to advance the Cerro Blanco project to final feasibility as quickly as funds have allowed.

Our two principal aims are to secure approval for the Environmental Impact Study (the “EIS”), and to conclude detailed design engineering and a definitive, final engineering feasibility study.

Environmental Impact Study

We have proceeded to complete the EIS, which was filed with the Chilean Environmental Authority, Servicio de Evaluación Ambiental (“SEA”) in February 2013. The SEA assessment, with its technical site visits and community public meetings having now been completed, has entered a phase where detailed written questions relating to the EIS are being directed to us for a written response.

Currently, we are working with the authorities to address the following three main issues:

•	to prove that there is no water underneath Cerro Blanco;

•	to provide more methodology and engineering detail on the uptake pipe from the ocean going to the desalination plant and the brine return pipe into the ocean; and

•	to demonstrate that the water table is not going to be affected

In addition, we have successfully concluded negotiations with six households that would be required to be re-located as part of any production planning. We have also successfully addressed all questions from the communities during the public meetings stage.

Cerro Blanco remains an important project with the region. It is the only mining project currently in front of the environmental authorities in Region III of northern Chile.

Desalination Plant

The Cerro Blanco project final feasibility will include a desalination plant to supply industrial quality process water to the mining and rutile processing plant. The desalination plant, based on conventional reverse osmosis technology, will be sited some five kilometers from the coast. Our technical personnel believe that the output of the desalination plant will exceed the industrial water requirements of the Cerro Blanco project itself. Discussions are underway with several companies in the region who have expressed a desire to purchase water from us. Should these discussions have a positive outcome, the desalination plant could be operated as a stand-alone facility, producing industrial water both for third party sale and the Cerro Blanco project within as little as 12 months of the EIS approval being granted. In effect, the desalination plant could become a separate profit center within the rutile recovery process

Final Engineering

Our own technical staff in Santiago have already completed the bulk of the final design engineering to a level that is acceptable for final feasibility requirements. A definitive, final engineering feasibility study will require the input of an independent third party engineering consultant to review and vouch the quality of our work and provide an independent sign-off.

Geology

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina was discovered and staked in the Atacama, or Region III, geographic region of northern Chile. The La Martina discovery was made on the basis of regional geological and geophysical magnetic analyses followed up with field reconnaissance, mapping and sampling.

Our geological staff are continuing to search for additional rutile prospects in the region. Based on our discovery of five new prospects at Cerro Blanco and one new regional prospect within the past year, we believe that other targets can be identified using proprietary regional investigation techniques.

Personnel are prioritizing targets with good access, the potential to host large volumes of rutile mineralization, and exhibit high TiO2 grades at or near surface. Any resources identified through this regional exploration or through further work conducted at Cerro Blanco or La Martina would be in addition to the recently completed NI 43-101 resource statement compiled by Behre Dolbear.

The Chinuka Process

We have received an update on our Company-funded research activities from Chinuka Limited plc. (“Chinuka”). In its semi-annual report to us, Chinuka provided further evidence of the applicability and capability of the Chinuka Process to treat a range of Cerro Blanco natural rutile concentrates, ilmenite concentrate and combinations of natural rutile and ilmenite concentrates to produce titanium metal. Furthermore, Chinuka reported that it has produced niobium metal from a niobium oxide feedstock using the Chinuka Process. These results demonstrate that the Chinuka Process is not metal specific and holds forth the possibility to adapt the process to produce electro-refined metal from several transition elements which have the capability to form an oxy-carbide.

In September 2013, Chinuka was granted a full patent on its proprietary Chinuka Process in the U.K. Chinuka is awaiting further grants from international patent authorities to cover and protect the Chinuka Process in North America, Brazil, Chile, China, Russia and other Asian countries.

NI 43-101 Report

We have received an independent, updated Geological Report and Mineral Resource Estimate for our wholly-owned Cerro Blanco project, located in Region III of northern Chile. The report was completed by Behre Dolbear, a U.S. based Minerals Industry Consultant (the “Consultant”), to Canadian National Instrument 43-101 policy standards (“NI 43-101”). The Consultant’s terms of reference were to update the older NI 43-101 Cerro Blanco Property Technical Report, dated February 25, 2008, taking into consideration and accounting for all geological, geophysical, mineralogical, drilling, bulk sampling and associated pilot-plant stage process metallurgical test work that we have undertaken since that time.

Since the NI 43-101 Technical Report was prepared in 2008, the estimated total rutile resource in all categories has increased.

The Consultant made recommendations for further in-fill, step-out and geotechnical drilling on the Las Carolinas and La Cantera prospects to increase measured and indicated resources on those prospects and better define slope angles for mine design purposes.

The Consultant also recommended that we undertake trenching, sampling, mapping and initial drilling on known prospects lying adjacent or in close proximity to Las Carolinas and La Cantera, particularly those prospects exhibiting large geophysical signatures and / or high TiO2 grades at surface.

Financing

We sold 4,304,418 units (the “Units”) by way of a private placement at $0.70 per Unit, with each Unit consisting of one share of common stock and one-half warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at $0.90 per share at any time prior to July 25, 2014. We received gross proceeds of $3,013,100 for the sale of these Units and issued 4,304,418 common shares and 2,152,216 warrants. These Units were sold as a part of an offering of up to 14,285,714 Units.

In connection with the sale of these Units, we paid selling commissions in the amount of $210,917 and issued 215,221 agent warrants to the agent. In addition, $39,425 in other issuance costs was incurred. The terms and conditions of the agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the agent warrants had an original expiration date of March 12, 2015.

Other Corporate Matters

•

We held our annual general meeting in Salt Lake City on September 5, 2013. Among other matters, shareholders approved amendments to our Articles of Incorporation. These amendments were made largely to contemporize the articles with current governance and regulatory policy in preparation for listing our common shares on a senior exchange. In addition, we also increased the number of authorized shares of common stock to 500,000,000 shares and the number of authorized shares of preferred stock to 100,000,000 shares.

•	We amended all outstanding warrants (excluding those held by management) to extend the expiration date of the warrants to December 31, 2015. We also repriced these warrants to $0.65.

Results of Operations

We recorded a net loss of $992,164 and $3,324,607 for three and nine months ended September 30, 2013, respectively, ($0.01 and $0.05 per weighted average common share outstanding) compared to a net loss of $1,850,856 and $6,926,558 ($0.03 and $0.11 per share) for the comparative interim periods in 2012.

A few expenses in the nine months ended September 30, 2012 were materially affected by the issuance of 584,500 shares of common stock during the first quarter of 2012. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $1,280,055 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, Management fees and Office. No such share issuance was made in the current interim period. The fluctuations of these expenses for the nine month periods are as follows:

•	Consulting fees of $129,791 for 2013 as compared to $323,782 for 2012;
•	Consulting fees – directors and officers: $303,678 for 2013 as compared to $908,325 for 2012;
•	Management fees of $303,684 for 2013 as compared to $632,184 for 2012; and
•	Office of $108,622 for 2013 as compared to $314,227 for 2012.

Exploration spending for the three months ended September 30, 2013 totaled $375,880 (YTD: $1,324,008) (2012: $1,136,228 - YTD: $3,205,155). This is due to the fact that there was little drilling and geological consulting work undertaken during the current year. As a result, travel and vehicle costs were also less in the current periods (2013: $36,480 - YTD: $123,249; 2012: $48,506 – YTD: $190,251).

Research and development costs was a credit of $513 for the three months ended September 30, 2013, due to an adjustment in period-end accruals (YTD: $251,188) (2012: $nil - YTD: $307,574). We have renewed our commitment to the Chinuka Process and continue to fund the research activities conducted at the University of Cambridge. The fluctuations in the amount of spending reflect the different level of activities undertaken from time to time.

Foreign exchange loss was $20,518 for the current three month period (YTD: $62,759) (2012: a gain of $7,794 – YTD: a loss of $156,936), due to the volatility of the U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable periods.

Liquidity and Cash Flows

As of September 30, 2013, we had working capital of $810,594 (December 31, 2012: $973,740), including $976,544 (December 31, 2012: $1,126,720) of cash and cash equivalents.

Cash used in operating activities was $2,911,438 for the nine months ended September 30, 2013, compared to $5,229,736 for the comparable prior year period. As discussed earlier in this document, $1,324,008 of this amount was spent on exploration and technical work related activities, with $251,188 on research and development and the balance on management fees, consulting fees and general and administrative expenditures during the current nine months.

Cash used in investing activities was $1,489 for the nine months ended September 30, 2013 (2012: $106,021).

During the nine months ended September 30, 2013, we raised a total of $2,762,751 in net cash through financing activities (2012: $5,788,055). We sold 4,304,418 units for gross proceeds of $3,013,100, less commissions, finders’ fees and legal fees of $250,349. The proceeds were used to support our operating activities during the year.

We anticipate that we will need to raise additional funds to meet or exceed the needs of our operations, and we continue to do so actively. In this regard, we have had numerous discussions with various parties around the globe to explore various options for funding. We have entered into non-disclosure or confidential agreements with several institutions to assist us with financing. These efforts are on-going.

In the near term, we are proposing to raise up to $10,000,000 in additional funds to enable us to complete the final feasibility studies. We estimate that approximately $3,000,000 - $4,000,000 would be used to complete additional work necessary for the EIS, purchase of land to site the production plant and desalination plant, some additional easement work, and general and administrative expenses. Excess funds beyond the first $3,000,000 to $4,000,000 would enable us to undertake more exploration work as well as all work necessary to complete the final engineering study. As recommended by our NI 43-101 Consultants, the additional exploration work would be focused on those prospects that exhibit large geophysical signatures and / or high TiO2 grades at surface. This would significantly improve the scale of our projects.

We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of the milestones in the engineering and marketing plans, and would delay any decision regarding the viability of operations while likely increasing future costs.

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

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements or results of operations.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 15, 2013.

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act.

**

Pursuant to applicable securities laws and regulations, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 of the Securities Act, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: November 7, 2013	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2013	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)