Form 10-K
period 2013-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2014-03-14
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or	I.R.S. Employer Identification No.
organization

Augusto Leguia 100, Oficina 1401, Las Condes, Santiago Chile	None
(Address of principal executive offices)	(Zip Code)

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X]     No[   ]             (2) Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

As of June 30, 2013, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $28,874,320 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 3, 2014, there were 74,585,392 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, changes in government regimes, policies and regulations, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

There may also be other risks and uncertainties that we are unable to predict at this time or that we do not now expect to have a material adverse impact on our business.

PART I

ITEM 1. BUSINESS

Overview

We are a mineral exploration company engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. We hold mining concessions covering two rutile properties located in the Atacama region (Region III) of northern Chile, namely Cerro Blanco and the newly discovered La Martina.

We were incorporated in the State of Nevada on April 24, 1998. We have six wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company which holds the sublicense for the Chinuka process; White Mountain Titanium Corporation, a Canadian stock company which provides management and administrative services on behalf of the U.S. parent; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; and White Mountain Titanium (Hong Kong), a Hong Kong company which is inactive.

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to fund research and development on the Chinuka Process, which is conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions. We also plan to expand our exploration activities on the La Martina concessions which we discovered in 2013.

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB Markets. Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

We have produced no revenues, have experienced losses since inception, have no revenue producing operations, and currently rely upon the sale of our securities to fund our exploration activities on our mining properties.

Cerro Blanco

We are progressing in various stages of development on our Cerro Blanco project, which is our principal project. We have identified nine natural rutile prospects designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 44 registered mining exploitation concessions and 36 exploration concessions over an area of approximately 17,041 hectares.

La Martina

La Martina consists of 6 registered exploration concessions, covering an area of 1,288 hectares, comparable in size to the area covering the current nine known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco property.

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

The Chinuka Process

The Chinuka Process is a patented titanium metal technology developed by Chinuka Ltd. (“Chinuka”). We hold a sub-license to use Chinuka’s patented electro-refining process to produce titanium metal directly from a variety of titanium oxide concentrates and in this regard we have been funding research at the University of Cambridge since 2010 under the direction of Professor Derek Fray. To-date, Company-funded research on the Chinuka Process has focused principally on the production of titanium metal using natural rutile concentrate from the Cerro Blanco project as the process feedstock.

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

The table below gives a summary of distribution and end uses on an industry by industry basis for titanium dioxide (also designed as “TiO2”).

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

World Reserves of Ilmenite and Rutile (‘000 tons TiO2 )
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

In the chloride process, rutile is converted to TiCl4 by chlorination in the presence of petroleum coke. TiCl4 is oxidized with air or oxygen at about 900ºC, and the resulting TiO2 is calcined to remove residual chlorine and any hydrochloric acid that may have formed in the reaction. Aluminum chloride is added to the TiCl4 to assure thatvirtually all the titanium is oxidized into the rutile crystal structure. The process is conceptually simple but poses a number of significant chemical engineering problems because of the highly corrosive nature of chlorine, chlorine oxides and titanium tetrachloride at temperatures of 900°C or higher.

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

Titanium Dioxide Prices

The U.S. Geological Survey Mineral Industry Surveys, “Titanium in the Third Quarter 2013, December 2013” published prices for bagged rutile mineral concentrates were quoted at $1,500 - $1,700 per tonne, down from $2,500- 2,800 quoted in the same period in 2012. By comparison, published prices for ilmenite concentrates in the third quarter of 2013 ranged from $250 - $350 per tonne, no change from the $250 - $350 per tonne quoted in the same period in 2012.

Over the past three years, price realizations for titanium feedstock suppliers have exhibited volatility within a rising trend due to a higher percentage of spot pricing of feedstock, feedstock and finished goods supply / demand / inventory in-balances, and higher energy costs. Price volatility notwithstanding, the underlying, increasing long-term demand for pigment and metal remains inplace. During 2011 and into the first half (“1H”) of 2012, rutile and synthetic rutile prices quadrupled based on average settlements reported by dominant producer Iluka. Rutile prices were capped at $550 per tonne in 2010, but averaged $1,055 per tonne the second half (“2H”) of 2011 with announced price settlements for 1H of 2012 averaging $2,450 per tonne. Sierra Rutile negotiated even better prices, averaging $2,530 per tonne for the first quarter (1Q) in 2012. Over the same period, reported synthetic rutile prices were lower than natural rutile, but still increased by similar proportions, to average $2,000 per tonne in 1H of 2012 from $440 per tonne in 2010. Beginning in the 2H of 2012, both natural and synthetic rutile prices started a downwards retracement based on inventory buildup and reduced sales of titanium pigment and coincident feedstock inventory overhang as well as the decision by several major feedstock producers to shift from long-term to spot or short-term contracts.

Major Developments since December 31, 2013

Industry Perspective

The global paints and pigments industry faced substantial challenges during 2013, with Western pigment producers facing high levels of cheaper finished products from Asia. According to market commentators, this led to destocking, which, according to industry observers, is now coming to an end.

Pigment producers are expecting firmer prices for 2014 and into next year. As the preferred TiO2 feedstock, firming prices for pigment should have positive implications for rutile and synthetic rutile. Management remains optimistic about the longer term prospects for TiO2 feedstocks, in particular high grade rutile.

Cerro Blanco Project, Environmental Impact Statement, Desalination Plant and Final Engineering

Set against that backdrop of expectations for firmer prices for pigments and TiO2 feedstocks and stubbornly difficult equity markets for junior exploration and development companies, we have continued to advance the Cerro Blanco project to final feasibility as quickly as funds have allowed.

Our two principal aims are to secure approval for the Environmental Impact Statement (the “EIS”), and to conclude detailed design engineering and a definitive, final engineering feasibility study.

Environmental Impact Statement

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

Currently, we are working with the authorities to address the following three main issues:

  to confirm that there is no water within or immediately underneath rock units falling within the area designated for site disturbance at Cerro Blanco;

  to provide additional technical data on the seabed as well as related engineering design detail for anchoring inlet and discharge piping associated with the construction of a desalination plant; and

  to gather baseline air quality data in Huasco and Freirina which could be used to monitor dust emissions from Cerro Blanco operations.

In addition, we have successfully concluded negotiations with six households that would be required to be re-located as part of any production planning. We have also successfully addressed all questions from the communities during the public meetings stage.

Management believes the Cerro Blanco remains an important project with the region. It is the only mining project currently in front of the environmental authorities in Region III of northern Chile.

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

Our own technical staff in Santiago has already completed the bulk of the final design engineering to a level that is acceptable for final feasibility requirements. A definitive, final engineering feasibility study will require the input of an independent third party engineering consultant to review and vouch the quality of our work and provide an independent sign-off.

Geology

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina was discovered and staked in the Atacama, or Region III, geographic region of northern Chile. The La Martina discovery was made on the basis of regional geological and geophysical magnetic analyses followed up with field reconnaissance, mapping and sampling.

Our geological staff is continuing to search for additional rutile prospects in the region. Based on our discovery of five new prospects at Cerro Blanco and one new regional prospect within the past year, we believe that other targets can be identified using proprietary regional investigation techniques.

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

NI 43-101 Report

In July 2013, we received an independent, updated Geological Report and Mineral Resource Estimate for our wholly-owned Cerro Blanco project, located in Region III of northern Chile. The report, which was completed by Behre Dolbear, a U.S. based Minerals Industry Consultant (the “Consultant”) to Canadian National Instrument 43-101 policy standards (“NI 43-101”), was dated July, 2013. The Consultant’s terms of reference were to update the older NI 43-101 Cerro Blanco Property Technical Report, dated February 25, 2008, taking into consideration and accounting for all geological, geophysical, mineralogical, drilling, bulk sampling and associated pilot-plant stage process metallurgical test work that we have undertaken since that time.

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

Financing

During first quarter 2013, we sold 4,304,418 units (the “Units”) by way of a private placement at $0.70 per Unit, with each Unit consisting of one share of common stock and one-half warrant. Each whole warrant entitles the holder to purchase an additional share of common stock at $0.90 per share at any time prior to July 25, 2014. We received gross proceeds of $3,013,100 for the sale of these Units and issued 4,304,418 common shares and 2,152,216 warrants. These Units were sold as a part of an offering of up to 14,285,714 Units.

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

On December 4, 2013, we entered into a $10,000,000 financing by means of a Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a shareholder of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock (the “Common Stock”) and one warrant to purchase one share of Common Stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The closing of the sale of the first half of the First Tranche Units occurred on December 4, 2013, at which time the Company received $1,000,000 in proceeds, and the closing of the sale of the second half of the First Tranche Units occurred on December 13, 2013, at which time the Company received $1,000,000 in proceeds. The closing for the sale of the Second Tranche Units is scheduled to occur the later of April 15, 2014, or within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as we and the Investor may agree.

In connection with the completion of the closing of the sales of the Second Tranche Units, we have agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of Common Stock at $0.50 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in form substantially identical to the Second Tranche Warrants.

Other Corporate Matters

  We held our annual general meeting of shareholders in Salt Lake City on September 5, 2013. Among other matters, shareholders approved amendments to our Articles of Incorporation. These amendments were made largely to contemporize the articles with current governance and regulatory policy in preparation for listing our common shares on a senior exchange. In addition, we also increased the number of authorized shares of Common Stock to 500,000,000 shares and the number of authorized shares of Preferred Stock to 100,000,000 shares.

  We amended all outstanding warrants (excluding those held by management) to extend the expiration date of the warrants to December 31, 2015. We also repriced these warrants to $0.65.

  Pursuant to the terms of the MOU, on December 30, 2013, Brian Flower resigned as a director of the Company, the number of directors was increased from five to seven persons, and Kin Wong, Yee Y (Sue) Pei, and Weigang Greg Ye, each of whom was designated by Mr. Wong, were appointed as directors to fill the vacancies created by the resignation and the increase in the number of directors. In addition, Mr. May resigned as non-executive Chairman of the Board and Mr. Wong was appointed to fill the position. With his resignation as a director, Mr. Flower was removed from the audit committee. However, he retained his position as Executive Vice-President of the Company and remains a director of the Company’s subsidiaries.

  At a meeting of the Board of Directors held on December 30, 2013, the Board authorized the granting of 730,000 shares under the Company’s 2010 Management Compensation Plan.

  These shares have been issued subsequent to the year end. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company has elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.

Competition

If we were to commence production, we would compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-Fer et Titane Inc., and Sierra Rutile Limited as well as other projects proposed for development. Each of the existing producers has an operating history as well as proven reserves and resources. However, the majority of their collective production is in the form of ilmenite or synthetic rutile, not natural rutile.

In order to compete with existing producers and other projects proposed for development, first and foremost our rutile concentrates would need to meet buyers’ specifications, including particle size, concentration levels, calcium and impurities. Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be concentrated to an acceptable level to buyers. This is borne out by two, definitive off-take agreements for rutile concentrates entered into by the Company and major international pigment producers.

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

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation. Nevertheless, as a condition to placing the property into production, we have submitted the Environmental Impact Studies for review and approval.

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

In 1994 Chile adopted legislation establishing general environmental norms which must be followed in activities such as mining. This legislation requires us to prepare a Environmental Impact Statementwhich must include a description of the project and a plan for compliance with the applicable environmental legislation. It must also include base line studies containing the information relative to the current components of the existing environment in the area influenced by the project. Further, it must consider the construction, operation and closure/abandonment phases of the project. It must also include a plan to mitigate, repair, and compensate, as well as risk prevention and accident control measures, to achieve a project compatible with the environment. The study must be presented to the community for comment and to the regional arm of the National Environmental Commission for approval.

We have completed an environmental base line study on the Cerro Blanco property, which has been submitted to the regional Chilean government authority for review and approval. The work completed to date forms the basis of our current EIS. While the environmental monitoring and base line studies completed to date have not identified any endangered plant or animal species on the property, and while the property is located at distance from human habitation, these studies cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations. Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley to the north-northeast. Nevertheless, prevailing winds at the mine site are east-west which should permit us to schedule blasting and other activities which create significant dust on days with prevailing or no winds. Our principal rock crushing plant will be fitted with dust containment units which should also mitigate dust from these activities. We also plan to use water trucks to dampen roadways and limit the amount of dust from trucks using these roads.

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

Employees

Our staffing level consolidated with our subsidiaries consists of 14 staff in total, 10 of whom are full-time. With a small in-house engineering team on staff, we continue to depend upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have, at this stage, any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

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

Our financial statements as of and for the years ended December 31, 2013 and 2012 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2013, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2012, we have continued to experience losses from operations. We have continued to fund operations through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned mineral exploration activities and completing a feasibility study on our mining concessions. Our ability to continue as a going concern following the completion of the feasibility study on our mining concessions is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We estimate that we will require, at a minimum, additional funds of approximately $4,000,000 to complete all intended exploration of the Cerro Blanco property. We may encounter contingencies or additional costs not presently contemplated. We have not yet commenced principal mining operations on the property and we have no income. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and to construct mining and processing facilities. If our exploration programs are successful in establishing titanium dioxide reserves of commercial tonnage and grade, we will require significant additional funds in order to place the mining concessions into commercial production. At present we do not have any source of this additional funding and there is no assurance that we will be able to obtain such financing.

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

We have been engaged in the exploration of minerals for several years and have not generated any historical revenues relating to our mineral exploration activities. We have incurred cumulative net losses of $47,782,809 from these activities through December 31, 2013, and anticipate a net loss until we are able to commence principal mining operations, if ever. During this exploration stage we have no source of funding to satisfy our cash needs except for our existing cash resources, which management estimates will not be sufficient to meet our cash needs to complete all of our planned mineral exploration activities and a feasibility study. The scope and cost of a feasibility study will be dependent upon factors such as plant size and process recovery design, neither of which will be known until further metallurgical testing and product marketing are completed. As such, we have no plans for revenue generation and we do not anticipate revenues from operations unless we are able to locate an economic ore body, commence principal mining operations, and are able to sell the concentrate. There is no assurance that management’s estimates of the costs of exploration and completion of the feasibility study are accurate, or that contingences will not occur which will increase the costs of exploration. Even if we locate an ore body, we may not achieve or sustain profitability in the future. If we are unable to secure additional financing and do not begin to generate revenues or find alternate sources of capital before our cash resources expire, we will either have to suspend or cease operations.

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

Currency fluctuations may affect our costs as a significant portion of our expenses are incurred in Chilean pesos. During the last six months the exchange rate of pesos to the U.S. dollar has fluctuated from 494 to 561. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period. In addition, any decrease in the exchange rate make increase our operating costs in Chile.

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

The granting of governmental permits to commence mining operations is subject to compliance with stringent national and local environmental laws and regulations.

In general the environmental application review and enforcement process in Chile has been significantly toughened over the past two years. As a consequence, Environmental Impact Statement (“EIS”) are much longer and the vast majority of the applications are not approved. The public review process usually results in hundreds if not thousands of queries, all of which must be addressed in detail as an amendment to the application, which then gets reviewed, frequently with additional qualifications requested within the 45-day period following submission of the responses. We submitted our EIS application in February 2013. In July, 2013 we received 550 comments on the application to which we are currently preparing responses. These comments included confirmation that there is no water within or immediately underneath rock units falling within the area designated for site disturbance at Cerro Blanco. We are also required to provide additional technical data on the seabed as well as related engineering design detail for the anchoring inlet and discharge piping associated with the construction of a desalination plant and to gather baseline air quality data which could be used to monitor dust emissions from Cerro Blanco operations. If we are unable to adequately satisfy regulators with these or subsequent responses, we will not be granted necessary mining permits to commence operations. In addition, we are not able to control the length of the review process and excessive delays could have a material negative impact on our cash flow and proposed business operations.

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

As of March 3, 2014, we had 74,585,392 shares of common stock issued and outstanding, outstanding warrants to purchase up to 12,762,586 shares of common stock, and outstanding options to purchase up to 150,000 shares of common stock. We also have existing contracts which call for the issuance of up to 1,725,000 additional shares upon the occurrence of certain events. All of the warrants and options are immediately exercisable. The sale of these shares may adversely affect the market price of our common stock.

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

Under our articles of incorporation, our board of directors is authorized to issue up to 100,000,000 shares of preferred stock, none of which are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes any shares of preferred stock to be issued, the rights of the holders of our common stock could be adversely affected. The board’s ability to determine the terms of preferred stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the company to the holders of the preferred stock. Preferred shares could also have conversion rights into shares of common stock at a discount to the market price of the common stock which could negatively affect the market for our common stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the common stock holders receive any distribution of the liquidated assets. We have no current plans to issue any additional shares of preferred stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Cerro Blanco Property

Through our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, we are progressing in various stages of development on our Cerro Blanco project, which is our principal project. We have identified nine natural rutile prospects designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 41 registered mining exploitation concessions and 33 exploration concessions over an area of approximately 17,041 hectares. We are in the preparation stage for a feasibility study to determine whether the concessions contain commercially viable ore reserves. If we are successful in obtaining a feasibility study which supports commercially viable ore reserves, we intend to exploit the concessions and to produce titanium dioxide concentrate through conventional open pit mining and minerals processing.

In 2013 we also located six registered exploration concessions, covering approximately 1,288 hectares, known as the La Martina property. We have not allocated sufficient resources to this property to conduct significant exploration activities and do not consider the property material at present because of the lack of information available on the mineralization of the property, but we plan to commence exploration activities on this property as funds become available.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
Laca de Oro
CALDERA
La Coipa
La Pepa
Refugio
Marte
Lobo
COPIACO
Punta del Cobre
TIERRA AMARILLA
Cerro Blanco Project
Los Loros
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. We have converted 33 of our existing exploration licenses into exploitation licenses. The tax payments for March 2011, 2012 and 2013 were $84,901, $107,159, and $107,275, respectively, at the prevailing exchange rate. We anticipate that the tax payment for 2014 will be about the same as that of 2013.

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

The majority of the surface rights for the Cerro Blanco project are owned by Agrosuper, a large Chilean agricultural concern. In 2010, the Company commenced discussions with Agrosuper to establish a mutually acceptable access corridor to the mine site. In addition to road traffic, it was envisaged that this corridor would also be used to bring line power and process water to site. Upon completion of the final feasibility study, we intend to continue to advance discussions with Agrosuper to acquire the surface rights either through negotiation or through the courts. This is an ongoing progress. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

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

In 2006, we undertook two drill programs on the Las Carolinas prospect. The first was designed to test ore variability and provided 15 different composites which were subjected to metallurgical testing. The second consisted of a 16-hole, 2,900- meter infill and step out drill program designed to increase resources in the central portion of the main zone as well as to test new target areas to the south and south-west. Core recoveries in excess of 95% were achieved in the majority of holes drilled. Split core samples were sent out for metallurgical testing and grade variability studies. Whole-core geotechnical testing was carried out in respect of rock mechanics for mine planning purposes.

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

Samples showed mineralization with TiO2 grades in the range 1.0%to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2, respectively. The Company followed up by building a 12 kilometer, 5 meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program involving two diamond drill rigs commenced in late April, 2008 and ran through June. Approximately 4,000 meters of drilling was completed and the results indicated that the Eli prospect has the potential for high TiO2 grades, geologically it is more complex than either Las Carolinas or La Cantera.

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

For engineering design purposes, the Assessment adopted a base case set of assumptions, the major assumptions being the construction of an open pit mine, processing plant and ancillary facilities capable of producing 100,000 tonnes per year of high grade rutile concentrate grading plus 94.5% TiO2 at start up, scaling to 130,000 tonnes peryear in production Year 4 at an assumed undiluted head grade to the plant of 2.3%TiO2. Mining would commence on the Las Carolinas prospect and feed would be conveyed downhill to a processing plant located less than two kilometers to the northeast. Within the plant, the process flow sheet consisted of a semi-autogenous grinding mill, gravity pre-concentration and column flotation circuits and high intensity magnetic separation with process water sourced from a desalination plant constructed at the port of Huasco.

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

Following crushing to minus ½ inch, mill underflow was fed to a gravity pre-concentration circuit which consisted of a fine fraction recovery cyclone as well as middlings and coarse fraction mechanical vibrating tables. The mechanical vibrating tables concentrated the higher specific gravity, natural rutile while rejecting some 50% by volume of the lower specific gravity feed material. The result of gravity pre-concentration was to upgrade the natural rutile being processed from an initial grade of 2.9% TiO2 to a grade of approximately 5.0% TiO2. Upgradedmaterial from the gravity pre-concentration circuit was fed to a conditioning tank for pH adjustment and from there to a conventional flotation circuit for further recovery, concentration and cleaning. Flotation feed from the conditioning tank was passed to rougher, scavenger and 5 cleaning flotation stages, where the majority of the natural rutile was recovered and concentrated. An acid pH in the flotation circuit between 3.5 and 4.75 was maintained in the flotation circuit. Tailings from the flotation circuit could form the feed source for a feldspar recovery circuit.

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

		Assays
Element		+75 Micron Fraction	-75 Micron Fraction
Titanium	TiO2%	96.8	97.3
Iron	Fe2O3%	0.70	0.86
Silica	SiO2%	0.95	0.80
Alumina	Al2O3%	0.11	0.08
Magnesia	MgO %	<0.01	<0.01
Calcium	CaO %	0.06	0.17
Sodium	Na2O %	0.07	0.03
Potassium	K2O %	0.02	0.02
Phosphorus	P2O5%	<0.01	<0.01
Manganese	MnO %	<0.01	0.01
Chromium	Cr2O3%	0.39	0.42
Vanadium	V2O5%	0.23	0.26
LOI	%	0.17	0.18

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

In February 2013, the Company completed and submitted the EIS to the Chilean Environmental Authority. In July 2013 we received 550 comments on our submission. We are working with the authorities to address three main issues involving confirmation that there is no ground water to be adversely affected by our operations, that there would be no adverse impact associated with the construction of the desalination plant, and that we would produce no undue dust pollution.

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

		High	Low
FISCAL YEAR ENDED	First	$2.34	$1.60
DECEMBER 31, 2012	Second	$1.86	$1.07
	Third	$1.70	$1.03
	Fourth	$1.45	$0.72

FISCAL YEAR ENDED	First	$0.94	$0.65
DECEMBER 31, 2013	Second	$0.75	$0.53
	Third	$0.69	$0.46
	Fourth	$0.58	$0.30

Holders

At March 3, 2014, we had approximately 182 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended December 31, 2013, without registration under the Securities Act that have not been previously reported.

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

In association with the $10,000,000 financing entered into with Grand Agriculture Investment Limited in December 2013, on November 27, 2013, we amended the first paragraph of the definition of “Acquiring Person” in Section 1 of the Rights Agreement which was amended and restated in its entirety to read as follows:

“Acquiring Person” shall mean any Person that, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 15% or more of the shares of Common Stock of the Company then outstanding, but shall not include (i) the Company, (ii) any Subsidiary of the Company, (iii) any employee benefit plan of the Company or any Subsidiary of the Company, or any Person holding shares of Common Stock for or pursuant to the terms of any such employee benefit plan to the extent, and only to the extent, of such shares of Common Stock so held. Notwithstanding the foregoing, Kin Wong together with his Affiliates and Associates (a “Qualified Exempt Person”), who as of January 18, 2011, was the Beneficial Owner of in excess of 15% of the Company’s outstanding Common Stock shall not be deemed an Acquiring Person; provided however, that if after the date hereof, any Qualified Exempt Person shall become at any time the Beneficial Owner of an additional 2% of the shares of Common Stock of the Company then outstanding in excess of the amount such Qualified Exempt Person beneficially owned as of the date hereof, except for and excluding the securities purchased from the Company pursuant to the Binding Memorandum of Understanding dated December 3, 2013, then such Qualified Exempt Person shall be deemed an Acquiring Person hereunder as to all of their Common Stock beneficially owned. Notwithstanding anything in this definition of Acquiring Person to the contrary.

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

Results of Operations

We recorded a loss for the year ended December 31, 2013, of $4,493,817 ($0.07 per weighted average common share outstanding) compared to a loss of $8,440,359 ($0.14 per weighted average common share outstanding) for 2012, representing a decrease in the amount of $3,946,542.

Excluding other items such as interest and foreign exchange, our loss from our operations was $4,405,662 for the year ended December 31, 2013 (2012: $8,189,203).

A significant difference in 2013 compared to 2012 was the reduction in the level of exploration activities undertaken by the Company. Primarily as a result of its efforts in conserving cash, the Company conducted little drilling and geological work in 2013. Total exploration expense for 2013 was $1,725,190 (2012: $3,876,711), a decrease of $2,151,521 compared to prior year.

A few expenses in the year ended December 31, 2012 were materially affected by the issuance of 584,500 shares of common stock during the first quarter of 2012. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $1,280,055 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, Management fees and Office. No such share issuance was made in the current interim period. The fluctuations of these expenses for the two years are as follows:

  Consulting fees of $204,057 for 2013 as compared to $397,095 for 2012;
  Consulting fees – directors and officers: $463,579 for 2013 as compared to $1,130,029 for 2012;
  Management fees of $404,912 for 2013 as compared to $733,412 for 2012; and
  Office of $117,992 for 2013 as compared to $321,555 for 2012.

Advertising and Promotion was $35,367 (2012: $109,165). In 2012, we actively worked to promote the Company in adverse markets, while in 2013, we pulled back from these activities as a result of cash constraints.

Professional fees were $275,756 (2012: $345,296), the decrease in which was consistent with the significant reduction in the level of exploration activities we conducted during 2013.

Research and development expenses of $335,188 (2012: $307,574) reflect our ongoing commitment to furthering the potential of the Chinuka process.

Travel and vehicle was $165,181 (2012: $242,487). Operations related travels decreased as a result of lower level of exploration activities. In addition, corporate travels also decreased due to fewer attendance in conferences and other promotional activities in an effort to conserve cash.

Liquidity and Cash Flow

As of December 31, 2013, we had working capital of $1,692,148 (2012: $973,740) including $2,056,996 (2012: $1,126,720) of cash and cash equivalents.

Cash used in operating activities totaled $3,742,216 (2012: $6,536,878). As discussed earlier in this document, $1,725,190 of this amount was spent on exploration and technical work related activities, with $335,188 on research and development and the balance on management fees, consulting fees and general and administrative expenditures during the current year. The decrease was mainly a result of the lower level of exploration and feasibility study activities conducted by the Company during the current year.

Cash used in investing activities was $78,259 (2012: $108,182). During the year, we purchased a piece of land in the amount of $76,770 to site the planned desalination plant. The balance of $1,489 related to the addition of a new laptop.

In 2013, we raised a total of $4,750,751 in net cash through financing activities (2012: $5,788,055). Two private placements were completed for gross proceeds of $5,013,100, less selling commissions, finders’ fees and legal fees of $262,349. The proceeds were used to support our operating activities during the year.

We have prepared a 2014 combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus engineering studies.

We anticipate 2014 expenditures on our Chilean operations including engineering studies to be as follows:

Geology & Further Drilling	$1,470,000
Mine Planning & Design	-
Additional Process Test Work	102,000
Final Engineering Design	1,124,000
Environmental	1,140,000
Technical Staff	526,000
G & A	813,000
Total	$5,175,000

Our planned work programs for 2014 under the current budget, once completed, will enable us to obtain the approval of the Environmental Impact Statement, complete substantially all of the infill drilling on La Cantera prospect which is necessary for a new updated NI43-101, commence fundamental engineering work and continue environmental dust monitoring. As discussed in this document, we have a total of $8 million committed from the sale of Second Tranche Units pursuant to a MOU dated December 3, 2013 with the Investor. We anticipate that our current cash holding plus the committed $8 million will provide sufficient funding to carry out our planned work programs as well as to finance the necessary general corporate and administrative expenses in 2014.

We anticipate that we will need to raise additional funds in order to complete the final feasibility studies. We estimate that approximately $3,000,000 - $4,000,000 in additional funding would be needed to complete additional work necessary for an updated NI43-101 report, purchase of land to site the production plant, as well as all work necessary to complete the final engineering stud\ies. If we are able to raise a further $1,300,000 - $1,500,000, we will undertake additional exploration work on, on those prospects that exhibit large geophysical signatures and / or high TiO2 grades at surface, as recommended by our NI 43-101 Consultants. If successful, this work could significantly increase the scale of our project.

We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit and the expected $8,000,000 from the sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

Off-Balance Sheet Arrangements

During the year ended December 31, 2013, the Company did not have any off-balance sheet arrangements.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 1992 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 3, 2014, the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

			Director
Name	Age	Positions	Since	Employment Background

Kin Wong	45	Director, Chairman	2014

Mr. Wong has over 20 years of successful operation, business development and restructuring, and investment experience. He founded and since 2009 has been the Chairman and CEO of both Zhejiang Jingyue Oriental Hotel Management Co. and Zhejiang Shili QianXi Tourism Development Co., a leading tourism and commercial property development firm in Zhejiang Province. From 2006 to 2009, he was the founder and Chairman of Dongguan Xingyu Property Development Co. and Hong Kong Yuxin Properties, during which tenure he

			Director
Name	Age	Positions	Since	Employment Background

successfully developed a luxury commercial and residential hybrid property. Prior to that, he worked for the hotel and property development arm of China Travel Service Holding Hong Kong Limited for over 10 years with progressive managerial responsibilities to eventually become the CEO of a major subsidiary -- Guangzhou Yishun Property Development Co. in 2003, overseeing several billions of Chinese Yuan worth of hotel, office, shopping mall and high end residential property development, restructuring, and investment. Mr. Wong obtained his MBA from Jinan University in 1995.

Michael P. Kurtanjek	62	Director, & President	2004

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

Howard M. Crosby	60	Director	2004

Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory consulting firm. From 1994 to June of 2006 he served as president and director of Cadence Resources Corporation, a publicly traded oil and gas company. He served as an officer and director of Independence Resources PLC from March of 2010 until October of 2013. He currently serves as President and Director of Shoshone Silver/Gold Mines, Inc., a reporting company. Mr. Crosby is also a director or advisor to a number of privately held companies. He received a bachelor’s degree from the University of Idaho in 1975.

Wei Lu	46	Director	2008

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

			Director
Name	Age	Positions	Since	Employment Background
				Chartered Financial Analyst Charter holder.

John J. May	65	Director	2008

Mr. May has been the managing partner of City and Westminster Corporate Finance LLP, a financial consulting firm, registered under the UK FCA since April 2008. He has also been the senior partner of John J. May Chartered Accountants since July 1994. He retired as a senior partner of 17 years standing from Crowe Clark Whitehill, Chartered Accountants in June 1994. Mr. May is the Chairman of; Red Leopard Holdings PLC and of Specialist Engineering Group Plc which are both listed on the AIM in the UK. In the USA he is a director of London Pacific Partners, Inc. an OTC Pink Sheets company and Independence Resources, Plc. He is also Chairman of the Genesis Initiative Limited, a lobbying group for small and medium sized businesses to the UK Government. An elected Councillor for the Borough of Surrey Heath since 2003, he is also a Freeman of the City of London.

Yee Y (Sue) Pei	51	Director	2014

Ms. Pei has spent over 20 years in investment projects in China, across different industries including infrastructure, terminal, hotel, estate, agricultural, pharmaceutical, and mobile internet. In 1992 she joined Hutchison Whampoa China which was involved in investing, building and operating hotel, agricultural, pharmaceutical, mobile devices, and application projects in China. Ms. Pei was one of the leading team members who initiated the project feasibility study, went through the contract negotiation, and established the joint venture for Hutchison Beijing Tongrentang, Hutchison Shenyang Times Hotel, and Hutchison Heilongjiang Agricultural joint venture companies. In 1998 Ms. Pei was appointed and served through June 2010 as General Manager and board director for the joint venture companies in China and gained extensive China experience through the daily operation. From June 2010 through June 2013, she served as Executive Director of Beijing WHSD, which was engaged in the mobile internet business including the company’s strategic plan, budgeting, financial control, etc. From September 1990 until June 1992 Ms. Pei was enrolled in Management Studies at the University of Oxford. In 1986 she received a Bachelor of Arts degree in English Literature at Yanjing University and in 2008 she received a PhD in Agricultural Economic Management at Northeast Agricultural University in China.

			Director
Name	Age	Positions	Since	Employment Background

Weigang Greg Ye	44	Director	2014

Mr. Ye has more than 15 years of experience in private equity, entrepreneurship, executive management and consulting. In 2010 he was one of the founding partners of Delta Capital, a domestic private equity firm in China specializing in early growth equity investments in China, focusing on sectors such as clean technology, high-margin manufacturing, and consumer and information technology, where he has served in Executive Management. From 2006 until 2010 Mr. Ye was a managing partner of Shanghai NewMargin Ventures, a private equity management company in China managing over 10 RMB and USD private-equity funds since its inception in 1999, with total assets under management exceeding RMB 10 billion. During his tenure in NewMargin, Mr. Ye led the investment activities in the clean technology, high-margin manufacturing and IT sectors. Prior to his work at NewMargin, Mr. Ye worked for Cadence Design Systems Inc., a global software company, as Group Director of Corporate Strategy and Business Development, and was with PricewaterhouseCoopers, responsible for financial audit and capital market consulting projects. He has served on the Board of Directors for Dago New Energy from 2009 until 2011 and for Sunking Group since 2008. Mr. Ye graduated in 1993 from Northeast Missouri State University with a Master of Accountancy Degree and obtained his MBA degree from Harvard University in 2001. Mr. Ye is a U.S. CPA in inactive practice status.

Lan Shangguan	44	Chief Financial Officer	--

Ms. Shangguan is a Chartered Accountant with over 20 years of professional accounting and financial reporting experience. Her career started with KPMG, Singapore in 1993, followed by Motorola, Singapore (1997) and Ernst & Young, Beijing China (1997 – 1999). From December 1999 through September 2006 Ms. Shangguan served initially as Audit Senior and ultimately as Senior Manager for Grant Thornton LLP in Vancouver, British Columbia. From October 2006 until September 2009, Ms. Shangguan first served as controller for Extreme CCTV Ltd., a high- tech manufacturer listed on the TSX, followed by Chief Financial Officer for Allura International Inc., a Vancouver based jewelry wholesaler with offices in Toronto and Halifax. The company was a reporting issuer registered with the U.S. SEC. Since 2009 Ms. Shangguan has worked through Red Creek Consulting to provide professional accounting, financial reporting and financial management advisory services to both public and private companies in various industries, including both exploration stage and in-production resource companies. In her capacity as a consultant, Ms. Shangguan, from February 2010 through October 2010, served as Interim Director of Finance for Nevada Geothermal Power Inc., a reporting issuer with the U.S. SEC (February 2010 to October 2010), Chief Financial Officer (October 2010 to January 2012)

			Director
Name	Age	Positions	Since	Employment Background

and a consultant (February 2012 to March 2012) for Yalian Steel Corporation, a Canadian company listed on the TSX Venture Exchange and engaged in the manufacture in China of steel pipes for the oil and gas industry. Ms. Shangguan received a Bachelor of Economics from Monash University, Melbourne Australia and also holds a CPA designation from Australia.

Brian Flower	63	Executive Vice President	--

Mr. Flower has served as our Executive Vice-President since May, 2013. He served as our Executive Chairman from September, 2006 to May, 2013 and as our Chief Financial Officer from February, 2005 to September, 2006. From 1986 to 1993 he was a mining equity research analyst and investment banker with James Capel & Co. and from 1993 to 2000, CFO and SVP, Corporate Development with Viceroy Resource Corp. as well as being President and director, Oro Belle Resources Corp. and Pacific Wildcat Resources Corp. and VP, Channel Resources Ltd. - all reporting companies. Since 2000, he has provided management consulting, advisory, officer and director services to private and public companies. In addition to White Mountain Titanium Corp., his reporting company clients have included Adamus Resources Ltd., Aurcana Corp., Apoquindo Minerals Inc., Colorado Resources Ltd., Orsa Ventures Corp., Pacific Wildcat Resources Corp. and Viceroy Resource Corp.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

Leadership Structure

Mr. Kurtanjek serves as our Chief Executive Officer and Mr. Wong serves as Chairman of our Board of Directors. The Board attempts to ensure that thorough, open and honest discussions take place at all Board and committee meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

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

We have a standing audit committee composed of Weigang Greg Ye, Wei Lu and John J. May. The board has determined that Messrs. May and Ye would both qualify as audit committee financial experts. Mr. May serves as chairman of this committee.

We also have a standing compensation committee composed of the following directors: Yee Y (Sue) Pei, Howard M. Crosby, John J. May and Wei Lu. Ms. Pei serves as chairman of this committee.

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

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Brian Flower, Executive Vice President, Suite 2001-1177 West Hastings Street, Vancouver, British Columbia, Canada V6E 2K3.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers and the Chief Financial Officer for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

			Stock	Option	All Other
Name and Principal		Salary(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)

Michael P. Kurtanjek President and CEO	2013 2012	240,000 240,000	nil 328,500	nil nil	27,363 24,892	267,363 593,392

Brian Flower Executive Vice President	2013 2012	240,000 240,000	nil 246,375	nil nil	nil nil	240,000 486,375

Lan Shangguan CFO	2013 2012	88,079 20,704	nil nil	nil 96,300	nil nil	88,079 117,004

(1)	Amounts shown represent base salary earned or paid during the fiscal year pursuant to management service agreements described below.
(2)

The grant date fair value of all stock and option awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2012, we granted 150,000 and 112,500 shares to Messrs. Kurtanjek and Flower, respectively in accordance with our 2010 Management Compensation Plan. Pursuant to the Management Service Agreement, Ms. Shangguan was awarded 150,000 stock options upon her commencement of services with the Company on October 1, 2012. For fiscal 2013, we have allocated 100,000 shares each to Messrs. Kurtanjek and Flower, respectively, and 70,000 to Ms. Shangguan in accordance with our 2010 Management Compensation Plan. These shares have been issued but the distribution of which is pending completion of the Environmental Impact Statement.

(3)	The additional compensation for Mr. Kurtanjek represents the cost to us to maintain an apartment for him in Chile.

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

On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower. Under this agreement Mr. Flower was to act as our Executive Chairman and will provide management services. This agreement was amended effective January 1, 2010 and May 1, 2011. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Flower’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $13,340. The term of the amended agreement expires on December 31, 2015, and will be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement may also be terminated by either party without cause upon six months’ written notice. Mr. Flower will also be entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Flower devotes essentially all of his time to the business of our company. Mr. Flower is also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study. Mr. Flower is no longer our Executive Chairman and currently serves as Executive Vice President.

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

In connection with the original Management Services Agreement, on October 1, 2012, we granted options to purchase 150,000 shares each to Ms. Shangguan upon her appointment as the CFO. The options are exercisable at $1.30 per share and expire on October 1, 2017. The options were granted under the 2010 Stock Option Plan.

Equity Awards

The following table provides information on stock and option awards held by the Chief Financial Officer as of December 31, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Number of
Securities
Underlying
Unexercised
		Options	Option
		(#)	Exercise Price	Option Expiration
Name	Grant Date	Exercisable	($)	Date
Lan Shangguan	10/1/12	150,000	1.30	10/01/2017

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

There are 7,385,539 shares of our common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The number of shares of our common stock available for issuance under the plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of our common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2013:

DIRECTOR COMPENSATION

	Fees Earned or	All Other
	Paid in Cash(1)	Compensation(2)	Total
Name	($)	($)	($)
Howard M. Crosby	nil	78,000	78,000
Wei Lu	4,000	nil	4,000
John J. May	4,500	45,000	49,500
Bobby Cooper(3)	nil	nil	nil

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

(2)

The additional compensation for Mr. Crosby represents amounts paid under an existing agreement with this party, as described below. The additional compensation for Mr. May represents additional amount paid for his services as the Chairman of Board for the period of May 9, 2013 to December 30, 2013.

(3)	Mr. Cooper resigned as a director on April 19, 2013.

For fiscal 2013, we have allocated and issued 60,000 shares each to Messrs. May and Crosby, respectively, and 80,000 to Mr. Lu in accordance with our 2010 Management Compensation Plan. The distribution of these shares is pending completion of the Environmental Impact Statement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 3, 2014, of (i) each person who is known to us to be the beneficial owner of more than 5 percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) each director, named executive officer, and the Chief Financial Officer; and (iii) directors and executive officers as a group:

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent of Class(2)

Michael P. Kurtanjek 9 Church Lane Copthorne West Sussex, England RH10 3PT	4,415,795(3)	5.84%

Howard M. Crosby 6 East Rose Street Walla Walla, WA 99362	1,131,500	1.52%

Brian Flower Suite 2100-1177 West Hastings Street Vancouver, British Columbia Canada V6E 2K3	3,667,734(4)	4.85%

Wei Lu 61 Wayne Road Needham, MA 02494	580,000(5)	*

John J. May 2 Belmont Mews Camberley Surrey GU15 2PH	730,000(6)	*

Kin Wong Xinchang County Party Committee Party School Shiliqianxi Scenic Area Qixing Street, Xinchang County Zhejiang Province	3,093,927(7)	4.11%

Yee Y (Sue) Pei 602 Phase 4 Zhuyu International Mansion 9 Capital Gym South Road Haidian District Beijing, China	200,000(8)	*

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent of Class(2)
Weigang Greg Ye 188 Yu-Yi Road Shanghai, China	114,000(9)	*

Lan Shangguan 311 – 4111 Hastings St. Burnaby, BC V5C 6T7	220,000(10)	*

Executive Officers and Directors as a Group (9 persons)	14,152,956	18.20%

Rubicon Master Funds(11) c/o Rubicon Master Fund Management LLP 103 Mount St. London W1K 2TJ United Kingdom	6,594,000	8.84%

Knox, LLC(12) 1060 Vegas Valley Drive Las Vegas, NV 89109	5,769,231(13)	7.62%

Marathon Capital Management, LLC(14) 4 North Park Drive Suite 106 Hunt Valley, MD 21030	6,246,644	8.37%

*Less than 1%
                 (1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 3, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
                 (2) Percentage based on 74,585,392 shares of common stock outstanding as of March 3, 2014.
                 (3) Includes 1,000,000 stock purchase warrants and 258,795 shares deposited in a brokerage account.
                 (4) Includes 1,000,000 stock purchase warrants and 50,000 shares deposited in a brokerage account.
                 (5) Includes 82,500 shares issuable pursuant to vested options and 100,000 shares deposited in a brokerage account.
                 (6) Includes 82,500 shares issuable pursuant to vested options.
                 (7) Includes 700,000 stock purchase warrants.
                 (8) Includes 100,000 stock purchase warrants.
                 (9) Includes 57,000 stock purchase warrants.
                 (10) Includes 150,000 shares issuable pursuant to vested options.
                 (11) Pursuant to Investment Agreements, each of Rubicon Fund Management Ltd. and Rubicon Fund Management LLP share all investment and voting power with respect to the securities held by Rubicon Master Fund. Paul Anthony Brewer and Horace Joseph Leitch III share all investment and voting power with respect to Rubicon Fund Management Ltd. and Rubicon Fund Management LLP. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III may be deemed to be beneficial owners of the securities held by Rubicon Master Fund. Each of Rubicon Fund Management Ltd., Rubicon Fund Management LLP, Paul Anthony Brewer, and Horace Joseph Leitch III disclaim beneficial ownership of the securities held by Rubicon Master Fund.
                 (12) Fredrick J. Mancheski has sole voting rights to these shares.
                 (13) Includes 1,153,846 shares issuable upon exercise of warrants.
                 (14) James Kennedy has sole voting rights to these shares.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2013, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	securities to be	Weighted-	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a) and (b))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	nil	--	640,001(1)

Equity compensation plans not approved by security holders	2,150,000(2)	$1.49	3,234,169(3)

Total	2,150,000		3,874,170

(1)	Represents outstanding options and shares available for future issuance under the 2005 Stock Option Plan.
(2)	Represents 1,000,000 warrants issued to each of Messrs. Flower and Kurtanjek under their respective consulting agreements, and options to purchase 150,000 shares issued to our CFO.
(3)	Represents outstanding options and shares available for future issuance under the 2010 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena. We issued 4,000,000 shares of our common stock valued at $2,800,000 as an initial royalty under the agreement, of which 3,200,000 shares were issued to La Serena and 800,000 to Chinuka. These shares were held in escrow deliverable as follows: 500,000 shares to each Chinuka and La Serena upon signing and 37,500 to Chinuka and 337,500 to La Serena at the end of each of the following calendar quarters until all of the shares have been released from escrow. As of December 31, 2012 all of the shares had been released from escrow. We are also obligated during the first four years of the agreement to make cumulative expenditure of $5,000,000 towards the development of the technology. During the years ended December 31, 2013, 2012, 2011 and 2010, we spent $335,188, $307,574, $276,760 and $166,802, respectively, for an aggregate of $1,086,324 toward the development of the technology. On or before September 15, 2015, we are obligated to make additional expenditures of $3,913,676 under this agreement. Michael P. Kurtanjek, our President and a director, and Brian Flower, our Chairman, serve as two of the four directors of Chinuka and La Serena and own in excess of 10% of the equity interest in each entity. Howard M. Crosby, one of our directors, owns less than 10% of the equity interest in each entity and does not serve as a director or officer of either entity.

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

On December 4, 2013, we entered into a Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a shareholder and now a director of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock (the “Common Stock”) and one warrant to purchase one share of Common Stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The closing of the sale of the first half of the First Tranche Units occurred on December 4, 2013, at which time the Company received $1,000,000 in proceeds, and the closing of the sale of the second half of the First Tranche Units occurred on December 13, 2013, at which time the Company received $1,000,000 in proceeds. The closing for the sale of the Second Tranche Units is scheduled to occur the later of April 15, 2014, or within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as we and the Investor may agree.

In the closing of the sale of the First Tranche Units, Mr. Ye purchased 57,000 units, consisting of 57,000 shares of common stock and First Tranche Warrants to purchase an additional 57,000 shares at $0.45 per share, for total cash consideration of $19,950.

In the closing of the sale of the First Tranche Units the following purchases were made by directors: Mr. Wong purchased 700,000 units, consisting of 700,000 shares of common stock and First Tranche Warrants to purchase an additional 700,000 shares at $0.45 per share, for total cash consideration of $245,000; Ms. Pei purchased 100,000 units, consisting of 100,000 shares of common stock and First Tranche Warrants to purchase an additional 100,000 shares at $0.45 per share, for total cash consideration of $35,000; and Mr. Ye purchased 57,000 units, consisting of 57,000 shares of common stock and First Tranche Warrants to purchase an additional 57,000 shares at $0.45 per share, for total cash consideration of $19,950.

In connection with the completion of the closing of the sales of the Second Tranche Units, we agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of Common Stock at $0.50 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in form substantially identical to the Second Tranche Warrants.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that Wei Lu, John J. May, Yee Y (Sue) Pei, and Weigang Greg Ye meet this standard, and therefore, would be considered to be independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2013 and 2012. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2013 were $59,679 (2012 - $65,408), (invoiced as C$61,455; 2012: C$65,395). This total includes $20,058 (C$20,655 for fees incurred for a review of the financial statements included in our forms 10-Q for the year ended December 31, 2013.

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

Tax Fees

We paid $14,991 to our auditors for tax related work in 2013 (2012: - $11,821).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2013 and 2012.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012, 2011, and for the cumulative period from inception (November 13, 2001) through December 31, 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, 2011, and for the cumulative period from inception (November 13, 2001) through December 31, 2013

Consolidated Statements of Stockholders’ Equity from inception (November 13, 2001) through December 31, 2013

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
3.1	Amended and Restated Articles of Incorporation	8-K	333-129347	3.1	9/9/13
3.2	Current Bylaws	8-K	333-129347	3.1	7/8/13
4.1	Specimen certificate for Registrant’s common stock	SB-2	333-129347	4.1	10/31/05
4.2	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent, as amended November 27, 2013					X
4.3	Certificate of Withdrawal of Certificate of Designation, as filed with the Nevada Secretary of State on February 4, 2013	10-K	333-129347	4.3	3/15/13
10.1	2005 Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
10.2	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.3	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
10.4	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
10.5	Stock Issuance Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10
10.6	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.7	Amendment No 1 dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.8	Amendment No. 2 dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.9	Amendment No. 3 effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.10	Amendment No. 4 effective May 1, 2011, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	10-K	333-129347	10.10	3/15/13

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
10.11	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.12	Option Agreement dated August 31, 2007, with Michael Kurtanjek*	10-K	333-129347	10.12	3/15/13
10.13	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-148644	10.29	12/15/09
10.14	Amendment No. 1 effective January 1, 2010, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.30	2/12/10
10.15	Amendment No. 2 effective May 1, 2011, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	10-K	333-129347	10.15	3/15/13
10.16	Warrant agreement dated February 7, 2010, with Chapelle Capital Corp.*	S-1	333-164963	10.31	2/12/10
10.17	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.18	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.19	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.20	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.21	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.22	Option Agreement dated August 31, 2007, with Howard M. Crosby*	10-K	333-164963	10.23	3/29/12
10.23	Option Agreement dated March 5, 2008, with John J. May*	10-K	333-164963	10.24	3/29/12
10.24	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-129347	10.1	8/10/09
10.25	Option Agreement dated March 5, 2009, with Wei Lu*	10-K	333-164963	10.26	3/29/12
10.26	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-129347	10.2	8/10/09
10.27	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here- with
			File No.	Exhibit
10.28	Management Services Agreement with Red Creek Consulting, Inc. effective October 1, 2012*	8-K	333-129347	99.2	10/3/12
10.29	Option Grant Form dated October 1, 2012, with Lan Shangguan	10-K	333-129347	10.32	3/15/13
10.30	Form of Warrant Agreement Unit Offering	8-K	333-129347	10.1	5/10/13
10.31	Binding Memorandum of Understanding dated December 3, 2013					X
10.32	Form of First Tranche Warrant (Included in Exhibit 10.31)					X
10.33	Form of Second Tranche Warrant (Included in Exhibit 10.31)					X
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries	10-K	333-164963	21.1	3/29/12
23.1	Consent of Smyth Ratcliffe, LLP, independent registered public accounting firm					X
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
99.1	Proxy Statement dated July 15, 2013	8-K	333-129347	99.1	7/15/13
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Here- with
		Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 12, 2014	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: March 12, 2014	By:	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Michael P. Kurtanjek	Director & President (Principal	March 12, 2014
Michael P. Kurtanjek	Executive Officer)

/s/ Kin Wong	Director & Chairman	March 12, 2014
Kin Wong

/s/ Howard M. Crosby	Director	March 12, 2014
Howard M. Crosby

/s/ Wei Lu	Director	March 12, 2014
Wei Lu

/s/ John J. May	Director	March 12, 2014
John J. May

/s/ Yee Y (Sue) Pei	Director	March 12, 2014
Yee Y (Sue) Pei

/s/ Weigang Greg Ye	Director	March 12, 2014
Weigang Greg Ye

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

Besides the Proxy Statement incorporated by reference as Exhibit 99.1 herein, no annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2013.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation as at December 31, 2013 and 2012, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years ended December 31, 2013, 2012, 2011, and the cumulative period from inception through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Mountain Titanium Corporation as at December 31, 2013, and 2012 , and the result of its operations and its cash flows for the years ended December 31, 2013, 2012, 2011, and the cumulative period from inception through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company incurred losses from operations since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also discussed is note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe LLP
Chartered Accountants

Vancouver, Canada
[March 12, 2014]

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

As at	December 31, 2013	December 31, 2012

Assets
Current
Cash and cash equivalents	$2,056,996	$1,126,720
Prepaid expenses	77,803	93,775
Receivables	33,519	64,847
Total Current Assets	2,168,318	1,285,342
Property and Equipment (Note 5)	194,594	180,044
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	1,788,886	2,099,998

Total Assets	$4,803,748	$4,217,334

Liabilities

Current
Accounts payable and accrued liabilities (Note 11)	$476,170	$311,602

Total Liabilities	476,170	311,602

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8(a) and (b))
100,000,000 (2012 - 20,000,000) shares authorized Nil (2012 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8(a) and (c))
500,000,000 (2012 - 100,000,000) shares authorized 73,855,392 (2012 – 63,836,689) shares issued and outstanding	52,110,387	47,194,724

Deficit Accumulated During the Exploration Stage	(47,782,809)	(43,288,992)

Total Stockholders’ Equity	4,327,578	3,905,732

Total Liabilities and Stockholders’ Equity	$4,803,748	$4,217,334

See notes to consolidated financial statements.	58

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

				Cumulative Period
				from Inception on
				November 13,
				2001 through
	Years Ended December 31,			December 31,
	2013	2012	2011	2013
Expenses
Advertising and promotion	$35,367	$109,165	$71,399	$534,178
Amortization	374,821	390,365	342,409	1,355,594
Bank charges and interest	17,974	33,514	27,060	116,924
Consulting fees (Note 8(e))	204,057	397,095	456,653	3,246,095
Consulting fees – directors and officers (Notes 8(e) and 11)	463,579	1,130,029	2,366,123	8,875,570
Engineering consulting (recovery)	-	-	(26,551)	711,084
Exploration (Note 6)	1,725,190	3,876,711	2,250,725	13,184,799
Filing fees	26,400	2,227	4,808	108,757
Insurance	42,046	56,432	40,170	436,810
Investor relations, net	7,500	38,000	82,340	898,164
Licenses and taxes	-	-	-	379,947
Management fees (Notes 8(e) and 11)	404,912	733,412	1,292,898	4,587,501
Office (Note 8(e))	117,992	321,555	156,087	903,344
Professional fees	275,756	345,296	273,269	2,656,066
Rent (Note 11)	170,217	162,478	111,099	911,557
Research and development (Note 7)	335,188	307,574	276,760	1,086,324
Telephone	30,477	35,726	30,156	204,186
Transfer agent fees	9,005	7,137	7,659	44,367
Travel and vehicle	165,181	242,487	246,126	1,795,349
Loss Before Other Items	(4,405,662)	(8,189,203)	(8,009,190)	(42,036,616)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	-	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	(67,922)
Foreign Exchange	(88,206)	(252,141)	(316,569)	(892,283)
Interest Income	51	985	14,055	363,482
Dividend Income	-	-	-	4,597
Change in Fair Value of Warrants (Note 8(f))	-	-	(543,150)	(2,748,999)
Change in Fair Value of Preferred Stock (Note 8(b))	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	(330,000)
Net Loss and Comprehensive Loss for Period	(4,493,817)	(8,440,359)	(8,854,854)	(45,879,700)
Preferred stock dividends	-	-	-	(1,537,500)
Net Loss Available for Distribution	$(4,493,817)	$(8,440,359)	$(8,854,854)	$(47,417,200)
Basic and Diluted Loss Per Common Share (Note 9)	$(0.07)	$(0.14)	$(0.16)
Weighted Average Number of Shares of Common Stock Outstanding	65,297,413	61,293,901	55,935,400

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

				Cumulative Period
				from Inception
				on November 13,
				2001 through
	Years Ended December 31,			December 31,
	2013	2012	2011	2013

Operating Activities
Net loss for period	$(4,493,817)	$(8,440,359)	$(8,854,854)	$(45,879,700)
Items not involving cash
Amortization	374,821	390,365	342,409	1,355,594
Stock-based compensation	164,912	261,212	188,097	3,922,841
Loss on sale of assets	-	-	-	19,176
Common stock issued for services	-	1,280,055	3,137,250	7,921,335
Change in fair value of warrants	-	-	543,150	2,748,999
Change in fair value of preferred stock	-	-	-	240,000
Financing agreement penalty	-	-	-	330,000
Adjustment to market for marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash exploration expenditures	-	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	15,972	(12,805)	(16,761)	(87,104)
Receivables	31,328	(2,368)	(15,137)	(26,237)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	164,568	(12,978)	(169,234)	410,324
Cash Used in Operating Activities	(3,742,216)	(6,536,878)	(4,845,080)	(28,444,772)
Investing Activities
Additions to property and equipment	(78,259)	(108,182)	(126,029)	(544,470)
Additions to mineral properties	-	-	-	(651,950)
Cash Used in Investing Activities	(78,259)	(108,182)	(126,029)	(1,196,420)
Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	4,750,751	5,788,055	3,155,375	26,544,352
Stock subscriptions received	-	-	32,500	263,500
Working capital acquired on acquisition	-	-	-	171
Cash Provided by Financing Activities	4,750,751	5,788,055	3,187,875	31,708,023
Foreign Exchange Effect on Cash	-	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	930,276	(857,005)	(1,783,234)	2,056,996
Cash and Cash Equivalents, Beginning of Period	1,126,720	1,983,725	3,766,959	-
Cash and Cash Equivalents, End of Period	$2,056,996	$1,126,720	$1,983,725	$2,056,996

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$-	$830,000
Share issue costs included in accounts payable	$-	$-	$-	$63,920
Common shares issued to acquire technology	$-	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$-	$740,000
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock			Preferred Stock
		and Paid-In			and Paid-in				Total
	Shares of	Capital in			Capital in				Stockholders’
	Common	Excess of	Shares of		Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Preferred Stock		Par Value	Receivable	Received	Deficit	(Deficit)

Balance, December 31, 2002 and inception (November 13, 2001)	-	$-	-		$-	$-	$-	$-	$-
Shares issued for cash Private placements	4,040,000	404,000	-		-	(111,000)	-	-	293,000
Shares issued for services	7,211,000	72,110	-		-	-	-	-	72,110

Balance, prior to acquisition	11,251,000	476,110	-		-	(111,000)	-	-	365,110
Shares of accounting subsidiary acquired on reverse takeover	1,550,000	28,368	-		-	-	-	-	28,368
Adjustment to eliminate capital of accounting subsidiary on revere takeover	-	(28,368)	-		-	-	-	-	(28,368)
Adjustment to increase capital of accounting parent on reverse takeover	-	365,779	-		-	-	-	-	365,779
Excess of purchase price over net assets acquired on recapitalization	-	-	-		-	-	-	(365,607)	(365,607)
Net loss for year	-	-	-		-	-	-	(830,981)	(830,981)
Balance, December 31, 2003	12,801,000	841,889	-		-	(111,000)	-	(1,196,588)	(465,699)
Shares issued for cash Private placement	2,358,633	1,405,180	-		-	-	-	-	1,405,180
Share subscriptions received	-	-	-		-	111,000	120,000	-	231,000
Shares issued for services	128,500	205,320	-		-	-	-	-	205,320
Stock-based compensation	-	651,750	-		-	-	-	-	651,750
Net loss for year	-	-	-		-	-	-	(1,523,509)	(1,523,509)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$	- $	-	$120,000	$(2,720,097)	$504,042

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in				Total
	Shares of	Capital in		Capital in				Stockholders’
	Common	Excess of	Shares of	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Preferred Stock	Par Value	Receivable	Received	Deficit	(Deficit)

Balance, December 31, 2004	15,288,133	$3,104,139	-	$-	$-	$120,000	$(2,720,097)	$504,042
Shares issued for cash
Private placement	459,000	459,000	6,250,000	5,000,000	-	(120,000)	-	5,339,000
Preferred stock issued for debt	-	-	625,000	500,000	-	-	-	500,000
Shares issued for services	82,000	115,200	-	-	-	-	-	115,200
Stock-based compensation	-	688,920	-	-	-	-	-	688,920
Beneficial conversion feature	-	1,537,500	-	-	-	-	(1,537,500)	-
Net loss for year	-	-	-	-	-	-	(2,642,954)	(2,642,954)

Balance, December 31, 2005	15,829,133	5,904,759	6,875,000	5,500,000	-	-	(6,900,551)	4,504,208
Shares issued for financial agreement penalty	440,000	330,000	-	-	-	-	-	330,000
Stock-based compensation	-	59,896	-	-	-	-	-	59,896
Net loss for year	-	-	-	-	-	-	(2,184,843)	(2,184,843)

Balance, December 31, 2006	16,269,133	6,294,655	6,875,000	5,500,000	-	-	(9,085,394)	2,709,261
Shares issued for cash
Private placement	5,070,000	2,340,683	-	-	-	-	-	2,340,683
Shares issued for services	1,600,000	1,565,000	-	-	-	-	-	1,565,000
Shares issued for conversion of preferred stock	6,250,000	5,000,000	(6,250,000)	(5,000,000)	-	-	-	-
Stock-based compensation	-	718,184	-	-	-	-	-	718,184
Net loss for the year	-	-	-	-	-	-	(3,921,817)	(3,921,817)

Balance, December 31, 2007	29,189,133	15,918,522	625,000	500,000	-	-	(13,007,211)	3,411,311
Shares issued for cash
Private placement	2,814,909	1,967,086	-	-	-	-	-	1,967,086
Stock-based compensation	-	45,339	-	-	-	-	-	45,339
Net loss for the year	-	-	-	-	-	-	(3,175,908)	(3,175,908)

Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in				Total
	Shares of	Capital in		Capital in				Stockholders’
	Common	Excess of	Shares of	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Preferred Stock	Par Value	Receivable	Received	Deficit	(Deficit)
Balance, December 31, 2008	32,004,042	$17,930,947	625,000	$500,000	$-	$-	$(16,183,119)	$2,247,828
Warrants exercised	2,100,000	1,045,340	-	-	-	-	-	1,045,340
Shares issued for cash
Private placement	1,496,930	900,691	-	-	-	-	-	900,691
Reduction in warrant liability on exercise of 2,000,000 warrants	-	199,000	-	-		-	-	199,000
Shares issued for services	800,000	560,000	-	-	-	-	-	560,000
Cumulative effect of change in accounting principle	-	-	-	-	-	-	(1,084,375)	(1,084,375)
Correction of error	-	-	-	(500,000)	-	-	-	(500,000)
Stock-based compensation	-	1,024,122	-	-	-	-	-	1,024,122
Net loss for the year	-	-	-	-	-	-	(6,480,005)	(6,480,005)

Balance, December 31, 2009	36,400,972	21,660,100	625,000	-	-	-	(23,747,499)	(2,087,399)
Warrants exercised	2,193,040	1,315,824	-	-	-	-	-	1,315,824
Stock options exercised	50,000	25,000	-	-	-	-	-	25,000
Shares issued for cash
Private placement	5,384,624	3,186,947	-	-	-	-	-	3,186,947
Subscription receivable	-	-	-	-	(32,500)	-	-	(32,500)
Shares issued for services	738,000	986,400	-	-	-	-	-	986,400
Shares issued for technology	4,000,000	2,800,000	-	-	-	-	-	2,800,000
Shares issued for conversion of preferred stock	1,000,000	740,000	(625,000)	-	-	-	-	740,000
Stock-based compensation	-	120,409	-	-	-	-	-	120,409
Net loss for the year	-	-	-	-	-	-	(2,246,280)	(2,246,280)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in				Total
	Shares of	Capital in		Capital in				Stockholders’
	Common	Excess of	Shares of	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Preferred Stock	Par Value	Receivable	Received	Deficit	(Deficit)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401
Stock-based compensation	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)

Balance, December 31, 2011	58,490,941	39,865,402	-	-	-	-	(34,848,633)	5,016,769
Stock-based compensation (Note 8(e))	-	261,212	-	-	-	-	-	261,212
Shares issued for cash
Private placement (Note 8(c))	3,736,248	5,275,555	-	-	-	-	-	5,275,555
Common stock issued for services (Note 8(c))	584,500	1,280,055	-	-	-	-	-	1,280,055
Warrants exercised (Note 8(f))	235,000	117,500	-	-	-	-	-	117,500
Stock options exercised (Note 8(d))	790,000	395,000	-	-	-	-	-	395,000
Net loss for the year	-	-	-	-	-	-	(8,440,359)	(8,440,359)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$-	$-	$(43,288,992)	$3,905,732

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in				Total
	Shares of	Capital in		Capital in				Stockholders’
	Common	Excess of	Shares of	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
	Stock	Par Value	Preferred Stock	Par Value	Receivable	Received	Deficit	(Deficit)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$-	$-	$(43,288,992)	$3,905,732
Stock-based compensation (Note 8(e))	-	164,912	-	-	-	-	-	164,912
Shares issued for cash
Private placement (Note 8(c))	10,018,703	4,750,751	-	-	-	-	-	4,750,751
Net loss for the year	-	-	-	-	-	-	(4,493,817)	(4,493,817)

Balance, December 31, 2013	73,855,392	$52,110,387	-	$-	$-	$-	$(47,782,809)	$4,327,578

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
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

The Company has an accumulated deficit of $47,782,809 (2012 - $43,288,992) and incurred a loss of $4,493,817 (2012 - $8,440,359) has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

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

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”), a Chilean corporation; White Mountain Metals SpA, a Chilean corporation; White Mountain Minerals SpA, another Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; and White Mountain Titanium (Hong Kong) Limited, an inactive Hong Kong corporation. All significant intercompany balances and transactions have been eliminated.

(b)	Cash equivalents

The Company considers all highly liquid debt instruments that are readily convertible to known amounts of cash and purchased with a maturity of three months or less from the date acquired to be cash equivalents.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
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

Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Mineral property acquisition costs are capitalized. Commercial feasibility is established in compliance with the United States Securities and Exchange Commission (“SEC”) Industry Guide 7, which consists of identifying that part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination. After an area of interest has been assessed as commercially feasible, expenditures specific to the area of interest for further development are capitalized. In deciding when an area of interest is likely to be commercially feasible, management may consider, among other factors, the results of prefeasibility studies, detailed analysis of drilling results, the supply and cost of required labor and equipment, and whether necessary mining and environmental permits can be obtained.

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
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(f)	Asset retirement obligations (“ARO”)

The Company recognizes a legal liability for obligations related to the retirement of property and equipment, and obligations arising from the acquisition, construction, development or normal operations of those assets. Such asset retirement costs must be recognized at fair value when a reasonable estimate of fair value can be estimated in the period in which the liability is incurred. A corresponding increase to the carrying amount of the related asset, where one is identifiable, is recorded and amortized over the life of the asset. Where a related future value is not easily identifiable with a liability, the change in fair value over the course of the year is expensed. The amount of the liability is subject to remeasurement at each reporting period. The estimates are based principally on legal and regulatory requirements.

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

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates expected to be in effect when the temporary differences are likely to be realized. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company provides for uncertain tax provisions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. This assessment is based on only the technical merits of the tax position. If a tax position does not meet the more likely than not recognition threshold, the benefit of that position is not recognized in the financial statements and a liability for unrecognized tax benefits is established. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate resolution with a taxing authority.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(i)	Warrants

Proceeds received on issuance of units, consisting of common shares and warrants, are allocated first to common shares based on the market trading price of the common shares, and the remaining amount is allocated to warrants.

	(j)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 718-10 Stock Compensation. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations. The Company uses the straight-line single- option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses a Monte Carlo probability calculator for calculating the probabilities relating to the exercisability and vestability of their share-based payments.

	(k)	Loss per share

The Company accounts for loss per share in accordance with ASC 260-10 Earnings Per Share, which requires the Company to present basic and diluted earnings per share. The computation of loss per share is based on the weighted average number of shares of common stock outstanding during the period presented (see Note 8(c)). The Company uses the two-class method to calculate loss per share for common stock, as well as preferred stock at their conversion equivalent to common stock.

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

	(l)	Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for-trading are measured at fair value with gains and losses recognized in net loss. Financial assets held-to-maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive loss and reported in shareholders’ equity. Any financial instrument may be designated as held-for- trading upon initial recognition.

Transaction costs that are directly attributable to the acquisition or issue of financial instruments that are classified as other than held-for-trading, which are expensed as incurred, are included in the initial carrying value of such instruments.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(m)	Conversion of foreign currency

The functional and reporting currency of the Company and its subsidiaries is the US dollar. The Company’s foreign operations are remeasured into US dollars as follows:

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

Significant areas requiring the use of estimates relate to the rates for depreciation and amortization of property and equipment and technology rights, determining the variables used in calculating the fair value of stock-based compensation expense, recoverability of intangible assets and mineral properties, accrued liabilities, determination of valuation allowance for deferred income tax assets and determining AROs.

(o)	Recently adopted accounting pronouncements

The following changes have been adopted by the FASB and the SEC:

(i)

In December 2011, the FASB issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and US GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. Unlike IFRS, US GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. The amendments to the FASB Codification in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Coinciding with the release of ASU 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU 2011-11. The adoption of this ASU, effective January 1, 2013, did not have a material impact on the Company’s consolidated financial statements or results of operations.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

	(o)	Recently adopted accounting pronouncements (Continued)

(ii)

In July 2012, the FASB issued ASU 2012-02 Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite- lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with ASU Subtopic 350-30 Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this ASU, effective January 1, 2013, did not have a material impact on the Company’s consolidated financial statements or results of operations.

(iii)

In January 2013, the FASB issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement.

The adoption of this ASU, effective January 1, 2013, did not have a material impact on the Company’s consolidated financial statements or results of operations.

(p)	Future accounting pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). US GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(p)	Future accounting pronouncements (Continued)

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

•	Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 - inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly (e.g., as prices) or indirectly (e.g., derived from prices); and
•	Level 3 - inputs for the asset or liability that are not based on observable market data (unobservable inputs).

The following table summarizes fair value measurement by level at December 31, 2013 and 2012, for assets and liabilities measured at fair value on a recurring basis.

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,056,996	$-	$-	$2,056,996

December 31, 2012	Level 1	Level 2		Level 3	Total
Cash and cash equivalents	$1,126,720	$-	$	- $	$1,126,720

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(b)	Credit risk

Credit risk is the risk that counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash and cash equivalents, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institution and by maintaining its cash with high credit quality Canadian and Chilean financial institutions. The receivables consist of Harmonized Sales Tax due from the Government of Canada and expenditure advances to a director. Cash and cash equivalents consist of:

	2013	2012
Cash	$2,056,996	$873,258
GICs	-	253,462
	$2,056,996	$1,126,720

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at December 31, 2013 totalled $2,056,996 (2012 - $1,126,720). At December 31, 2013, the Company had accounts payable and accrued liabilities of $476,170 (2012 - $311,602), all of which are due in the first fiscal quarter of 2014.

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
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(d)	Market risk (Continued)

		(i)	Interest rate risk (Continued)

The Company’s cash and cash equivalents consist of cash held in bank accounts and variable rate GICs. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2013.

		(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). The Company has net monetary liability of $5,996 (2012 – net monetary assets of $60,846) denominated in CAD and net monetary liabilities of $95,181 (2012 - $131,017) in CLP.

For the year ended December 31, 2013, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 9% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 13% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

		(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

5.	PROPERTY AND EQUIPMENT

During the year ended December 31, 2013, the Company acquired land to site the planned desalination plant at a cost of $76,770.

	December 31, 2013
		Accumulated
	Cost	Amortization	Net
Land held for future development	$76,770	$-	$76,770
Vehicles	129,439	94,287	35,152
Office furniture	54,137	31,765	22,372
Office equipment	32,007	14,283	17,724
Computer equipment	9,390	8,385	1,005
Computer software	68,556	52,295	16,261
Field equipment	122,360	97,050	25,310

	$492,659	$298,065	$194,594

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

5.	PROPERTY AND EQUIPMENT (Continued)

	December 31, 2012
		Accumulated
	Cost	Amortization	Net

Vehicles	$129,439	$79,291	$50,148
Office furniture	53,843	20,363	33,480
Office equipment	32,007	14,283	17,724
Computer equipment	8,197	8,036	161
Computer software	68,556	28,323	40,233
Field equipment	122,360	84,062	38,298

	$414,402	$234,358	$180,044

6.	MINERAL PROPERTIES

Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions totalling, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

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

La Martina

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. La Martina, which is located approximately 45 kilometres south-west of the city of Vallenar and 17 kilometres south- west of the Cerro Blanco project, consists of six registered exploration concessions. Concession fees and other costs incurred in staking the property have been expensed.

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

6.	MINERAL PROPERTIES (Continued)

Exploration expenditures incurred by the Company during the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011

Assaying	$3,371	$16,156	$64,855
Concession fees	107,275	107,159	84,901
Drilling	97,233	188,270	1,005,860
Environmental	568,361	719,317	217,758
Equipment rental	50,634	157,726	55,102
Geological consulting fees	135,028	1,399,709	143,477
Maps and miscellaneous	-	78,589	4,568
Site costs	745,680	1,159,462	605,354
Transportation	17,608	50,323	68,850

Exploration expenditures for the year	$1,725,190	$3,876,711	$2,250,725

7.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2013 and 2012 all shares had been issued. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. In addition, La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2013 expenditures - $335,188; 2012 - $307,574; 2011 - $276,760);

•

2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments starting five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company has valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

7.	TECHNOLOGY RIGHTS (Continued)

For the year ended December 31, 2013, amortization of technology rights included in amortization expense is $311,112 (2012 - $311,112; 2011 - $311,112).

	December 31, 2013
		Accumulated
	Cost	Amortization	Net
Technology rights	$2,800,000	$1,011,114	$1,788,886

	December 31, 2012
		Accumulated
	Cost	Amortization	Net
Technology rights	$2,800,000	$700,002	$2,099,998

8.	CAPITAL STOCK

	(a)	Authorized stock

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	(c)	Common stock

During the year ended December 31, 2013, the Company:

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

•

Closed the sale of the 5,714,286 First Tranche Units (the “First Tranche Units”) pursuant to the Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”). The purchase price per unit for the First Tranche Units was $0.35 per unit for gross proceeds to the Company of $2,000,000. Each First Tranche Unit consisted of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable until December 31, 2016. The Company paid $12,000 in commissions.

During the year ended December 31, 2012, the Company:

•

Issued 584,500 shares of common stock to management, employees and consultants for past services at a weighted average fair value of $2.19 per share based on the market value at the time of the director’s approval. Total value of this share issuance was $1,280,055, and has been expensed to management fees, consulting fees, office expenses and consulting fees – directors and officers (Note 8(e)). The shares were granted under the 2010 Management Compensation Plan;

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	(d)	Stock options

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

During the year ended December 31, 2013, no options were granted. During the year ended December 31, 2012, the Company granted 150,000 (2011 - nil) stock options to an officer pursuant to a Management Service Agreement.

The fair value of the options granted during the year ended December 31, 2012 has been estimated at the date of grant or the date when it became measurable using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) dividend yield 0.00%; (ii) expected volatility of 64.00%; (iii) risk-free interest rate of 1.28%; and (iv) expected life of four years. The fair market value was determined to be $96,300 and was charged against expenses for the year. The Company has assumed no forfeiture rate. The weighted average grant date fair value of option is $0.64.

During the year ended December 31, 2012, options for 790,000 shares of common stock were exercised for gross proceeds of $395,000. No exercise of options occurred during the current year. The following table represents service-based stock option activity during the years ended December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding - beginning of year	315,000	$1.14	1,080,000	$0.58
Granted	-	-	150,000	$1.30
Expired	(165,000)	$1.00	(125,000)	$0.50
Exercised	-	-	(790,000)	$0.50

Outstanding and exercisable – end of year	150,000	$1.30	315,000	$1.14

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	(d)	Stock options (Continued)

As at December 31, 2013 and 2012, the following stock options were outstanding:

	Exercise	December 31,	December 31,
Expiry Date	Price	2013	2012

June 23, 2013	$1.00	-	165,000
October 1, 2017	$1.30	150,000	150,000

		150,000	315,000

The shares under option at December 31, 2013, were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 1.30	150,000	$-	3.75

The shares under option at December 31, 2012 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 1.00	165,000	$-	0.48
$ 1.30	150,000	-	4.75

$ 1.14	315,000	$-	2.51

(e)	Stock-based compensation

During the year ended December 31, 2013, $164,912 (2012 - $164,912) was recognized as stock- based compensation for the 2,000,000 management warrants issued to directors and officers (Note 8(f)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $306,629 (2012 - $471,541) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability of 11.00%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator. The weighted average probability of exercisability of these warrants is 11.00%.

During the year ended December 31, 2012, in recognition of past service in prior years, the Company issued 584,500 shares of common stock at a fair value of $1,280,055, valued at market value at the time of issuance, to management, employees and consultants, under the Management Compensation Plan. No such issuance was made during the year ended December 31, 2013.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	(e)	Stock-based compensation (Continued)

Total stock-based compensation recognized for shares issued options and warrants granted for services was as follows:

	December 31,	December 31,
	2013	2012

Consulting fees	$-	$153,300
Consulting fees - directors and officers	-	704,025
Management fees	164,912	493,412
Office	-	190,530
	$164,912	$1,541,267

(f)	Warrants

During the year ended December 31, 2010, the Company issued 2,000,000 warrants to two officers and directors of the Company as compensation, as approved by the Board of Directors in January 2010 (Note 8(e)). These warrants are exercisable at $1.50 per share expiring December 31, 2015. These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

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

In March 2013, the Company issued warrants to purchase 2,152,216 shares of common stock, as part of a private placement offering (Note 8(c)). Each whole warrant is exercisable at $0.90 per share until July 25, 2014. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the agent warrants are identical to the terms and conditions of the warrants sold to investors as part of the private placement units, except that the agent warrants had an original expiration date of March 12, 2015.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	(f)	Warrants (Continued)

On September 5, 2013, the Board of Directors amended all outstanding warrants (except those held by a member of management) to extend the expiration date of the warrants to December 31, 2015. On October 7, 2013, the Board of Directors approved the re-pricing of the exercise price of all outstanding warrants, excluding any warrants held by management, to $0.65.

In December 2013, the Company issued warrants to purchase 5,714,286 shares of common stock, as part of a private placement offering (Note 8(c)). Each whole warrant is exercisable at $0.45 per share until December 31, 2016.

Details of stock purchase warrant activity are as follows:

	December 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of year	4,716,862	$1.01	4,041,383 $	1.07
Correction to opening balance	-	-	(55)	1.07
Issued	8,081,723	0.51	910,534	1.70
Exercised	-	-	(235,000)	0.50
Expired	(36,000)	(1.18)	-	-

Outstanding - end of year	12,762,585	$0.69	4,716,862 $	1.22

As at December 31, 2013 and 2012, the following share purchase warrants were outstanding:

		December 31,	December 31,
Expiry Date	Exercise Price	2013	2012

January 19, 2013	$1.18	-	36,000
December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	-
December 31, 2015	$1.50	2,000,000	2,000,000
December 31, 2016	$0.45	5,714,286	-

		12,762,585	4,716,862

9.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 (2012 – 315,000; 2011 – 1,080,000) in outstanding options and 12,762,585 (2012 – 4,716,862; 2011 – 4,041,383) warrants. For the years ended December 31, 2013, 2012 and 2011, potentially dilutive securities are anti-dilutive, therefore, diluted loss per common share equals basic loss per common share.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

10.	INCOME TAXES

Income tax provisions are determined as follows:

	2013	2012	2011

Income tax benefit computed at statutory tax rate	$(1,572,836)	$(2,954,126)	$(3,099,200)
Stock-based-compensation	57,719	539,443	1,288,486
Other timing differences	1,488,526	778,992	793,059
Change in fair value of warrants	-	-	190,103
Change in fair value of preferred shares	-	-	-
Adjustment due to effective rate attributable to income taxes of other countries	132,287	202,581	180,562
Effect in change of tax rate	(265,583)	(174,857)	(421,919)
	(159,887)	(1,607,967	(1,068,909)
Change in valuation allowance	159,887	1,607,967	1,068,909
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35% (2012 – 35%; 2011 – 35%). The components of the net deferred income tax assets are approximately as follows:

	2013	2012	2011

Deferred income tax assets
Net operating losses and credit carry-forwards	$7,746,334	$7,246,586	$6,430,832
Resource properties	3,114,223	3,113,862	1,604,806
	10,860,557	10,360,448	8,035,638
Valuation allowance	(10,860,557)	(10,360,448)	(8,035,638)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date, the Company has paid a total of 639,320,783 CLP (US $1,217,753) (2012 - $591,998,000 CLP (US $1,238,000)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized, but is expensed each year.

During the year ended December 31, 2012, the Company filed amended tax returns in the US relating to taxation years ended December 31, 2007, 2008, 2009 and 2010. To date, the Company has received a $Nil assessment on the 2007 taxation year. Notices of assessment on the other years have yet to be received.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

10.	INCOME TAXES (Continued)

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions. The losses expire as follows:

Available to	USA	Foreign	Total

2015	$-	$87,800	$87,800
2018	9,300	-	9,300
2019	10,300	-	10,300
2020	1,700	-	1,700
2021	4,600	-	4,600
2022	1,200	-	1,200
2023	22,200	-	22,200
2024	782,800	-	782,800
2025	690,600	-	690,600
2026	409,800	197,000	606,800
2027	2,160,800	180,400	2,341,200
2028	349,400	516,000	865,400
2029	1,006,600	1,138,900	2,145,500
2030	1,816,000	563,100	2,379,100
2031	8,271,800	623,400	8,895,200
2032	1,209,000	663,800	1,872,800
2033	1,191,200	602,700	1,793,900
Non-expiring carry-forward losses	-	1,839,059	1,839,059

	$17,937,300	$6,412,159	$24,349,459

11.	RELATED PARTY TRANSACTIONS

	2013	2012	2011
Amounts payable at December 31	$(186,886)	$(29,147)	$-

Expenditures in the year:
Consulting fees – directors and officers	$463,579	$426,004	$374,040
Management fees	$240,000	$240,000	$206,760
Rent	$29,989	$27,312	$27,926

Amounts payable at December 31, 2013 consist of unpaid balance of consulting fees, director fees and travel expenditures owed by the Company to its officers and directors for services rendered and expenses incurred during the year on behalf of the Company. The amounts payable are included in accounts payable and accrued liabilities.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

11.	RELATED PARTY TRANSACTIONS (Continued)

Consulting fees include payments to officers and directors of the Company for services rendered, and include payments to the President, CFO and VP Investor Relations.

Management fees and rent consist of fees paid to a company where the Executive VP is a shareholder.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2013 and 2012, total assets by geographic location are as follows:

	2013	2012
Canada	$3,910,457	$3,973,230
Chile	893,291	244,104
	$4,803,748	$4,217,334

13.	COMMITMENTS

On December 4, 2013, the Company entered into a $10,000,000 financing by means of a Binding MOU dated December 3, 2013 with the Investor, a company formed in Hong Kong and controlled by Kin Wong, a shareholder of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”).

The closing of the sale of the first half of the First Tranche Units occurred on December 4, 2013, at which time the Company received $1,000,000 in proceeds, and the closing of the sale of the second half of the First Tranche Units occurred on December 13, 2013, at which time the Company received $1,000,000 in proceeds. The closing for the sale of the Second Tranche Units is scheduled to occur the later of April 15, 2014, or within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as we and the Investor may agree.

In connection with the completion of the closing of the sale of the Second Tranche Units, the Company has agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of common stock at $0.50 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in form substantially identical to the Second Tranche Warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
Years ended December 31, 2013 and 2012
(Expressed in US dollars)

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

•

At a meeting of the Board of Directors held on December 30, 2013, the Board authorized the granting of 730,000 shares under the Company’s 2010 Management Compensation Plan. These shares have been issued subsequent to the year end. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company has elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.