Form 10-Q
period 2014-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2014-05-13
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

79,585,392 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at May 5, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	March 31, 2014	December 31, 2013

Assets
Current
Cash	$826,216	$2,056,996
Prepaid expenses	79,296	77,803
Receivables	37,424	33,519
Total Current Assets	942,936	2,168,318
Property and Equipment (Note 3)	181,764	194,594
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	1,711,108	1,788,886

Total Assets	$3,487,758	$4,803,748

Liabilities
Current
Accounts payable and accrued liabilities	$226,755	$476,170

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(a) & 6(b)) 100,000,000 (December 31, 2013: 100,000,000) shares authorized Nil (December 31, 2013 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 6(b) & 6(c)) 500,000,000 (December 31, 2013: 500,000,000) shares authorized 74,585,392 (December 31, 2013 – 73,855,392) shares issued and outstanding	52,458,215	52,110,387
Deficit Accumulated During the Exploration Stage	(49,197,212)	(47,782,809)

Total Stockholders’ Equity	3,261,003	4,327,578

Total Liabilities and Stockholders’ Equity	$3,487,758	$4,803,748

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
	Three months ended		2001 through
	March 31,		March 31,
	2014	2013	2014
Expenses

Advertising and promotion	$7,998	$10,247	$542,176
Amortization	92,464	92,555	1,448,058
Bank charges and interest	4,016	5,027	120,940
Consulting fees (Note 6(e))	140,140	38,595	3,386,235
Consulting fees – directors and officers (Note 6(e))	281,830	101,541	9,157,400
Engineering consulting	-	-	711,084
Exploration (Note 4)	545,545	573,757	13,730,344
Filing fees	5,934	5,223	114,691
Insurance	9,160	10,264	445,970
Investor relations			898,164
Licenses and taxes, net	(40,053)	-	339,894
Management fees (Note 6(e))	135,228	101,228	4,722,729
Office (Note 6(e))	24,531	44,659	927,874
Professional fees	82,502	67,750	2,738,569
Rent	36,402	40,889	947,959
Research and development (Note 5)	8,197	167,817	1,094,521
Telephone	9,157	4,897	213,343
Transfer agent fees	2,016	1,828	46,383
Travel and vehicle	57,391	42,877	1,852,740

Loss Before Other Items	(1,402,458)	(1,309,154)	(43,439,074)
Gain on Sale of Marketable Securities	-	-	87,217
Loss on Sale of Assets	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	(67,922)
Foreign Exchange	(11,967)	(31,503)	(904,250)
Interest Income	22	30	363,504
Dividend Income	-	-	4,597
Change in Fair Value of Warrants	-	-	(2,748,999)
Change in Fair Value of Preferred Stock	-	-	(240,000)
Financing Agreement Penalty	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(1,414,403)	(1,340,627)	(47,294,103)
Preferred stock dividends	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,414,403)	$(1,340,627)	$(48,831,603)

Basic and Diluted Loss Per Share (Note 7)	$(0.02)	$(0.02)

Weighted Average Number of Shares of Common Stock Outstanding	74,106,836	64,949,067

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

				Preferred
		Common		Stock
		Stock		and Paid-
		and Paid-In		in		Total
	Shares of	Capital in	Shares of	Capital in		Stockholders’
	Common	Excess of	Preferred	Excess of	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$(43,288,992)	$3,905,732
Stock-based compensation	-	164,912	-	-	-	164,912
Shares issued for cash
Private placement March 2013	4,304,418	2,762,751	-	-	-	2,762,751
Private placement December 2013	5,714,285	1,988,000	-	-	-	1,988,000
Net loss for the year	-	-	-	-	(4,493,817)	(4,493,817)
Balance, December 31, 2013	73,855,392	52,110,387	-	-	(47,782,809)	4,327,578
Stock-based compensation (Note 6(e))		41,228	-	-	-	41,228
Shares issued for service (Note 6(e))	730,000	306,600	-	-	-	306,600
Net loss for the period	-	-	-	-	(1,414,403)	(1,414,403)
Balance, March 31, 2014	74,585,392	$52,458,215	-	$-	$(49,197,212)	$3,261,003

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Three months ended March,		March 31,
	2014	2013	2014
Operating Activities
Net loss for period	$(1,414,403)	$(1,340,627)	$(47,294,103)
Items not involving cash
Amortization	92,464	92,555	1,448,058
Stock-based compensation	41,228	41,228	3,964,069
Loss on sale of assets	-	-	19,176
Common stock issued for services	306,600	-	8,227,935
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(1,493)	3,663	(88,597)
Receivables	(3,905)	(18,012)	(30,142)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(249,415)	151,915	160,909
Cash Used in Operating Activities	(1,228,924)	(1,069,278)	(29,673,696)

Investing Activities
Additions to property and equipment	(1,856)	(1,195)	(546,326)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(1,856)	(1,195)	(1,198,276)

Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	-	2,762,751	26,544,352
Stock subscriptions received	-	-	263,500
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	-	2,762,751	31,708,023

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	(1,230,780)	1,692,278	826,216
Cash and Cash Equivalents, Beginning of Period	2,056,996	1,126,720	-
Cash and Cash Equivalents, End of Period	$826,216	$2,818,998	$826,216

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2014. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 filed as part of the Company’s December 31, 2013 Form 10-K. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $49,197,212 at March 31, 2014 (December 31, 2013 - $47,782,809), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. Subsequent to March 31, 2014, the Company closed a second tranche of a private placement for gross proceeds of $2,000,000 (Note 9). Management intends to raise additional capital through stock issuances to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash – as held-for-trading
Receivables – as loans and receivables
Accounts payable and accrued liabilities – as other financial liabilities.

(a)	Fair value

The Company’s financial instruments consist of cash, receivables, and accounts payable and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

2.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(a)	Fair value (continued)

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

The Company mitigates credit risk by maintaining its cash with high credit quality Canadian and Chilean financial institutions, and in respect of cash, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institutions when there is excess cash to be invested. The receivables consist of Goods and Services Tax due from the Government of Canada and expenditure advances to a director.

	(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at March 31, 2014 and December 31, 2013 totaled $826,216 and $2,056,996, respectively. At March 31, 2014 and December 31, 2013, the Company had accounts payable and accrued liabilities of $226,755, and $476,170, respectively, all of which fall due in the next fiscal quarter.

	(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
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

The Company’s cash consists of cash held in bank accounts.

		(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”) and Chilean pesos (“CLP”)). As at March 31, 2014, the Company has net monetary assets of $39,845 (December 31, 2013 – net monetary liabilities of $5,996) denominated in CAD and net monetary liabilities of $8,302 (December 31, 2013 – $95,181) in CLP.

As at March 31, 2014, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 6% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 9% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

		(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	March 31, 2014
		Accumulated
	Cost	Amortization	Net

Land held for future development	$76,770	-	$76,770
Vehicles	129,439	97,114	32,325
Office furniture	54,137	33,796	20,341
Office equipment	32,079	15,443	16,636
Computer equipment	10,735	8,505	2,230
Computer software	68,994	57,202	11,792
Field equipment	122,361	100,691	21,670

	$494,515	$312,751	$181,764

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Land held for future development	$76,770	-	$76,770
Vehicles	129,439	94,287	35,152
Office furniture	54,137	31,765	22,372
Office equipment	32,007	14,283	17,724
Computer equipment	9,390	8,385	1,005
Computer software	68,556	52,295	16,261
Field equipment	122,360	97,050	25,310

	$492,659	$298,065	$194,594

During the year ended December 31, 2013, the Company acquired land to site the planned desalination plant at a cost of $76,770.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

4.	MINERAL PROPERTIES

Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

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

Exploration expenditures incurred by the Company during the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013

Assaying	$-	$465
Concession fees	97,712	71,851
Environmental	184,966	241,799
Equipment rental	2,570	15,975
Geological consulting fees	117,466	5,272
Site costs	138,514	232,434
Transportation	4,317	5,961

Exploration expenditures for period	$545,545	$573,757

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non- exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of March 31, 2014 and December 31, 2013, all shares had been released. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to March 31, 2014: $1,094,521);

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

For the three months ended March 31, 2014, amortization of technology rights included in amortization expense is $77,778 (three months ended March 31, 2013 - $77,778).

	March 31, 2014
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,088,892	$1,711,108

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,011,114	$1,788,886

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
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

During the three months ended March 31, 2014, the Company:

Issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the 2010 Management Compensation Plan. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.

During the year ended December 31, 2013, the Company:

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
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(c)	Common stock (continued)

Entered into a $10,000,000 financing by means of a Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a shareholder of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The MOU allows the Investor to syndicate the purchase of the First or Second Tranche Units through one or more additional investors.

In December 2013, the Company closed the sale of the 5,714,286 First Tranche Units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each First Tranche Unit consisted of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable until December 31, 2016. The Company paid $12,000 in commissions.

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

The Company did not grant any stock options during either the three months ended March 31, 2014 or the year ended December 31, 2013.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2014
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(d)	Stock options (Continued)

The following table represents service-based stock option activity during the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	150,000	$1.30	315,000	$1.14
Granted	-	-	-	-
Expired	-	-	(165,000)	1.00
Exercised	-	-	-	-

Outstanding – end of period	150,000	$1.30	150,000	$1.30

Exercisable – end of period	150,000	$1.30	150,000	$1.30

As at March 31, 2014 and December 31, 2013, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2014	2013
October 1, 2017	$1.30	150,000	150,000
		150,000	150,000

The shares under option at March 31, 2014 had an exercise price of $1.30 (December 31, 2013: $1.30), an intrinsic value of $nil (December 31, 2013: $nil) and a weighted average remaining contractual life of 3.51 years (December 31, 2013: 3.75 years).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(e)	Stock-based compensation

During the three months ended March 31, 2014, $41,228 (2013 - $41,228) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 6(e)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $265,401 (December 31, 2013 - $306,629) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the three months ended March 31, 2014, in recognition of past services, the Company issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the 2010 Management Compensation Plan. No such issuance was made during the three months ended March 31, 2013.

The total stock-based compensation recognized for shares issued and warrants granted for services for the three months ended March 31, 2014 and 2013 was as follows:

	2014	2013

Consulting fees	$96,600	$-
Consulting fees – directors and officers	155,400	-
Management fees	83,228	41,228
Office	12,600	-

	$347,828	$41,228

(f)	Warrants

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
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(f)	Warrants (Continued)

		(iii)	If on or before December 31, 2015 the closing price of the common stock of the Company is at least $3.00 per share for five consecutive trading days.

These prices are subject to reasonable adjustment upon occurrence of certain conditions, as defined in the warrant indenture.

In March 2013, the Company issued warrants to purchase 2,152,216 shares of common stock, as part of a private placement offering. Each whole warrant is exercisable at $0.90 per share until July 25, 2014. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the selling agent warrants are identical to the terms and conditions of the warrants sold to investors as part of the Units, except that the agent warrants had an original expiration date of March 12, 2015.

On September 5, 2013, the Board of Directors amended all outstanding warrants (except those held by a members of management) to extend the expiration date of the warrants to December 31, 2015. On October 7, 2013, the Board of Directors approved the re-pricing of the exercise price of all outstanding warrants, excluding any warrants held by management, to $0.65.

In December 2013, the Company issued warrants to purchase 5,714,286 shares of common stock, as part of a private placement offering (Note 6(c)). Each whole warrant is exercisable at $0.45 per share until December 31, 2016.

Details of stock purchase warrant activity for the year ended December 31, 2 013 and the period ended March 31, 2 014 are as follows:

	March 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	12,762,585	$0.69	4,716,862	$1.01
Issued	-	-	8,281,723	0.51
Expired	-	-	(36,000)	(1.18)

Outstanding - end of period	12,762,585	$0.69	12,762,585	$0.69

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(f)	Warrants (Continued)

As at March 31, 2014 and December 31, 2013, the following share purchase warrants were outstanding:

		March 31,	December 31,
Expiry Date	Exercise Price	2014	2013

December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	2,367,437
December 31, 2015	$1.50	2,000,000	2,000,000
December 31, 2016	$0.45	5,714,286	5,714,286

		12,762,585	12,762,585

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 in outstanding options and 12,762,585 warrants.

8.	COMMITMENTS

Pursuant to the Binding MOU entered into on December 3, 2013 with the Investor (Note 6 (c)), on April 10, 2014, Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong, purchased 5,000,000 Second Tranche Units for gross proceeds of $2,000,000, and were issued with 4,500,000 Second Tranche Warrants.

The closing for the sale of the balance of 15,000,000 Second Tranche Units is scheduled to occur the later of April 15, 2014, or within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as we and the Investor may agree.

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

On March 17, 2014, the Company entered into a financial advisory services agreement with RBC Capital Markets (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay to RBC the following fees:

a work fee of $30,000 per month for a maximum of six months;
a success fee of 2.0% of the Transaction Proceeds as defined in the Advisory Agreement, subject to a minimum of $2,000,000; and
out-of-pocket expenses up to a maximum of $100,000.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited - Expressed in US dollars)

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

Pursuant to a Binding MOU dated December 3, 2013 with the Investor, on April 10, 2014, Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong, purchased 5,000,000 Second Tranche Units. The purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017. MCIL was issued with 4,500,000 Second Tranche Warrants. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-U.S. purchasers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our unaudited interim consolidated condensed financial statements for the three months ended March 31, 2014 and accompanying notes to these financial statements.

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

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB marketplace. Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

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

Major Developments

Since December 31, 2013, we had the following major developments:

  We issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the 2010 Management Compensation Plan. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.

  We entered into a financial advisory services agreement with RBC Capital Markets (the “Advisory Agreement”). The mandate will see both parties looking to enhance our presence in Asia and the PRC, as well as seeking to attract support for the Cerro Blanco Project from a strategic partner.

  We completed and filed with the Chilean environmental authority, Servicio de Evaluación Ambiental (“SEA”), a written response to a first round of questions posed to its EIS application under a public review. We expect to receive a written response from SEA by the end of May 2014.

  Subsequent to making the recent filing, Company management and its environmental personnel met with national and local government representatives from the Third Region to discuss outstanding issues related to the Cerro Blanco project (the “Project”). During the meeting, attendees from the national government and councilors representing local communities expressed strong support for the Project. Whilst the Company is not in a position to forecast when full EIS approval will be issued, continuing dialogue with and maintaining strong support from government and local communities remains a primary objective of our project personnel.

Results of Operations

We recorded a net loss of $1,414,403 for the three months ended March 31, 2014 ($0.02 per weighted average common share outstanding) compared to a net loss of $1,340,627 ($0.02 per share) for the comparative interim period in 2013.

A number of expenses in the three months ended March 31, 2014 were materially affected by the issuance of 730,000 shares of common stock during that period. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $306,600 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, Management fees and Office. No such share issuance was made in the prior year interim period. The fluctuations of these expenses are as follows:

  Consulting fees of $140,140 for 2014 as compared to $38,595 for 2013;
  Consulting fees – directors and officers: $281,830 for 2014 as compared to $101,541 for 2013;
  Management fees of $135,228 for 2014 as compared to $101,228 for 2013.

Research and development costs represent the amount of funding the Company has provided to further the Chinuka process. There was no amount committed and payable pertaining to the current period as a result of the expiration of the last annual funding agreement in December 2013. The renewal of the funding agreement is subject to further negotiation process. The $8,197 expense for the current period represented the difference between the amount accrued at December 31, 2013 and that actually paid subsequent to the year end.

Loss before other items for the current three-month period was $1,402,458, as compared to $1,309,154 for the comparative period in 2013.

Foreign exchange loss was $11,967 for the current period, as compared to $31,503 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable period.

Liquidity and Cash Flows

As of March 31, 2014, we had a working capital of $716,181 (December 31, 2013: $1,692,148), including $826,216 (December 31, 2013: $2,056,996) of cash.

Cash used in operating activities was $1,228,924 for the three months ended March 31, 2014, compared to $1,069,278 for the comparable prior year period. Cash used in investing activities was $1,856 for the three months ended March 31, 2014 (2013: $1,195).

We did not raise any cash from financing activities during the current three-month period. During the three months ended March 31, 2013, we raised a total of $2,762,751 in net cash through financing activities.

Subsequent to March 31, 2014, pursuant to a Binding MOU dated December 3, 2013 with the Investor, Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong, purchased 5,000,000 Second Tranche Units. The purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-U.S. purchasers.

We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit and the expected remaining $6,000,000 from the sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). US GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Principal Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the

Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 14, 2014.

Item 4. Mine Safety Disclosures

There are no reportable events required pursuant to this item.

Item 6. Exhibits

The following exhibits are furnished with this report:

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Chief Financial Officer
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

White Mountain Titanium Corporation

Date: May 8, 2014	By	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, President
(Principal Executive Officer)

Date: May 8, 2014	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)