Form 10-Q
period 2014-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2014-08-12
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes [   ] No [X]

79,585,392 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at August 6, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	June 30, 2014	December 31, 2013

Assets
Current
Cash	$1,589,002	$2,056,996
Prepaid expenses	207,820	77,803
Receivables	21,575	33,519
Total Current Assets	1,818,397	2,168,318
Property and Equipment (Note 3)	166,998	194,594
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	1,633,330	1,788,886

Total Assets	$4,270,675	$4,803,748

Liabilities
Current
Accounts payable and accrued liabilities	151,005	476,170
Amount due to a related party (Note 6)	124,747	-
Total Liabilities	$275,752	$476,170

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(a) & 7(b)) 100,000,000 (December 31, 2013: 100,000,000) shares authorized Nil (December 31, 2013 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(b) & 7(c)) 500,000,000 (December 31, 2013: 500,000,000) shares authorized 79,585,392 (December 31, 2013 – 73,855,392) shares issued and outstanding	54,359,443	52,110,387
Deficit Accumulated During the Exploration Stage	(50,364,520)	(47,782,809)

Total Stockholders’ Equity	3,994,923	4,327,578

Total Liabilities and Stockholders’ Equity	$4,270,675	$4,803,748

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

					Cumulative
					Period from
					Inception on
					November 13,
					2001 through
	Three months ended June 30,		Six months ended June 30,		June 30,
	2014	2013	2014	2013	2014
Expenses
Advertising and promotion	$5,486	$6,927	$13,484	$17,174	$547,662
Amortization	92,545	92,058	185,009	184,613	1,540,603
Bank charges and interest	3,694	5,239	7,710	10,266	124,634
Consulting fees (Note 7(e))	171,477	23,645	311,617	62,240	3,557,712
Consulting fees – directors and officers (Note 7(e))	125,536	101,226	407,366	202,767	9,282,936
Engineering consulting	-	-	-	-	711,084
Exploration (Note 4)	419,002	374,371	964,547	948,128	14,149,346
Filing fees	4,262	15,462	10,196	20,685	118,953
Insurance	10,034	11,637	19,194	21,901	456,004
Investor relations	20,163	7,500	20,163	7,500	918,327
Licenses, taxes and filing fees, net	2,132	-	(37,921)	-	342,026
Management fees (Note 7(e))	77,228	101,228	212,456	202,456	4,799,957
Office (Note 7(e))	18,397	10,407	42,928	55,066	946,272
Professional fees	57,980	52,294	140,482	120,044	2,796,548
Rent	42,111	41,017	78,513	81,906	990,070
Research and development (Note 5)	-	83,884	8,197	251,701	1,094,521
Staff salary and benefits	23,829	-	23,829	-	23,829
Telephone	7,899	9,620	17,056	14,517	221,242
Transfer agent fees	1647	680	3,663	2,508	48,030
Travel and vehicle	68,451	43,892	125,842	86,769	1,921,191

Loss Before Other Items	(1,151,873)	(981,087)	(2,554,331)	(2,290,241)	(44,590,947)
Gain on Sale of Marketable Securities	-	-	-	-	87,217
Loss on Sale of Assets	-	-	-	-	(19,176)
Adjustment to Market for Marketable	-	-	-	-	(67,922)
Foreign Exchange	(15,453)	(10,738)	(27,420)	(42,241)	(919,703)
Interest Income	18	9	40	39	363,522
Dividend Income	-	-	-	-	4,597
Change in Fair Value of Warrants	-	-	-	-	(2,748,999)
Change in Fair Value of Preferred Stock	-	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	-	(330,000)

Net Loss and Comprehensive Loss for Period	(1,167,308)	(991,816)	(2,581,711)	(2,332,443)	(48,461,411)
Preferred stock dividends	-	-	-	-	(1,537,500)

Net Loss Available for Distribution	$(1,167,308)	$(991,816)	$(2,581,711)	$(2,332,443)	$(49,998,911)
Basic and Diluted Loss Per Common Share (Note 8)	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Number of Shares of Common Stock Outstanding	79,035,941	68,141,107	76,585,005	66,562,820

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in		Total
	Shares of	Capital in	Shares of	Capital in		Stockholders’
	Common	Excess of	Preferred	Excess of	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$(43,288,992)	$3,905,732
Stock-based compensation	-	164,912	-	-	-	164,912
Shares issued for cash
Private placement, March 2013	4,304,418	2,762,751	-	-	-	2,762,751
Private placement, December 2013	5,714,285	1,988,000	-	-	-	1,988,000
Net loss for the year	-	-	-	-	(4,493,817)	(4,493,817)
Balance, December 31, 2013	73,855,392	52,110,387	-	-	(47,782,809)	4,327,578
Stock-based compensation (Note 7(e))	-	82,456	-	-	-	82,456
Shares issued for service (Note 6(e))	730,000	306,600	-	-	-	306,600
Shares issued for cash
Private placement, April 2014 (Note 7 ( e))	5,000,000	1,860,000	-	-	-	1,860,000
Net loss for the period	-	-	-	-	(2,581,711)	(2,581,711)
Balance, June 30, 2014	79,585,392	$54,359,443	-	$-	$(50,364,520)	$3,994,923

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Six months ended June 30,		June 30,
	2014	2013	2014
Operating Activities
Net loss for period	$(2,581,711)	$(2,332,443)	$(48,461,411)
Items not involving cash
Amortization	185,009	184,613	1,540,603
Stock-based compensation	82,456	82,456	4,005,297
Loss on sale of assets	-	-	19,176
Common stock issued for services	306,600	-	8,227,935
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(130,017)	18,099	(217,121)
Receivables	11,944	38,340	(14,293)
Marketable securities	-	-	19,295
Accounts payable and accrued liabilities	(325,165)	(108,247)	85,159
Cash Used in Operating Activities	(2,450,884)	(2,117,182)	(30,895,656)

Investing Activities
Additions to property and equipment	(1,857)	(1,195)	(546,327)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(1,857)	(1,195)	(1,198,277)
Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	1,860,000	2,762,751	28,404,352
Stock subscriptions received	-	-	263,500
Due to a related party	124,747	-	124,747
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	1,984,747	2,762,751	33,692,770

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash and Cash Equivalents	(467,994)	644,374	1,589,002
Cash and Cash Equivalents, Beginning of Period	2,056,996	1,126,720	-
Cash and Cash Equivalents, End of Period	$1,589,002	$1,771,094	$1,589,002

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION AND GOING CONCERN

White Mountain Titanium Corporation, through its subsidiaries, (collectively the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. The Company is an exploration stage company and its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2014. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 filed as part of the Company’s December 31, 2013 Form 10-K. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $50,364,520 at June 30, 2014 (December 31, 2013 - $47,782,809), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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
Six months ended June 30, 2014
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

The Company mitigates credit risk by maintaining its cash with high credit quality Canadian and Chilean financial institutions, and in respect of cash, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at high credit quality Canadian financial institutions when there is excess cash to be invested. The receivables consist of Goods and Services Tax due from the Government of Canada.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash and cash equivalents at June 30, 2014 and December 31, 2013 totaled $1,589,002 and $2,056,996, respectively. At June 30, 2014 and December 31, 2013, the Company had accounts payable and accrued liabilities of $151,005, and $476,170, respectively, all of which fall due in the next fiscal quarter.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
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

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chilean pesos (“CLP”) and Chinese Yuan (“RMB”)). As at June 30, 2014, the Company has net monetary assets of $25,454 (December 31, 2013 – net monetary liabilities of $5,996) denominated in CAD, net monetary liabilities of $4,262 (December 31, 2013 – $95,181) in CLP, and net monetary liabilities of $83,335 (December 31, 2013 - $nil) denominated in RMB.

As at June 30, 2014, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 6% will not have a material effect on the Company’s business, financial condition and results of operations and a change in the absolute rate of exchange in CLP by 9% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	June 30, 2014
		Accumulated
	Cost	Amortization	Net

Land	$76,770	$-	$76,770
Vehicle	129,439	99,954	29,485
Office furniture	54,137	35,827	18,310
Office equipment	32,079	16,610	15,469
Computer equipment	10,735	8,662	2,073
Computer software	68,994	62,115	6,879
Field equipment	122,361	104,349	18,012

	$494,515	$327,517	$166,998

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Land	$76,770	$-	$76,770
Vehicle	129,439	94,287	35,152
Office furniture	54,137	31,765	22,372
Office equipment	32,007	14,283	17,724
Computer equipment	9,390	8,385	1,005
Computer software	68,556	52,295	16,261
Field equipment	122,360	97,050	25,310

	$492,659	$298,065	$194,594

During the year ended December 31, 2013, the Company acquired land to site the planned desalination plant at a cost of $76,770.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
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

Exploration expenditures incurred by the Company during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30		Six months ended June 30
	2014	2013	2014	2013

Assaying	$2,085	$345	$2,085	$810
Concession fees	4,063	21,654	101,775	93,505
Environmental	171,820	57,452	356,786	299,251
Equipment rental	5,164	30,850	7,734	46,825
Geological consulting fees	72,376	41,427	189,842	46,699
Site costs	158,729	217,109	297,243	449,543
Transportation	4,765	5,534	9,082	11,495

Exploration expenditures for	$419,002	$374,371	$964,547	$948,128

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of June 30, 2014 and December 31, 2013, all shares had been released. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to June 30, 2014: $1,094,521);

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

For the six months ended June 30, 2014, amortization of technology rights included in amortization expense is $155,556 (six months ended June 30, 2013 - $155,556).

	June 30, 2014
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,166,670	$1,633,330

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,011,114	$1,788,886

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

6.	AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents expenses incurred and paid on behalf of the Company by a director and officer of the Company in relation to setting up an office in the People’s Republic of China (“PRC”).

7.	CAPITAL STOCK

(a)	Authorized stock

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

During the year ended December 31, 2005, the Company designated shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock was convertible into one common share at any time at the holder’s option, subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares was based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares. The preferred stock was unlisted, non-retractable and non-redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible. The preferred stockholders were further entitled to the same dividends and distributions as the common stockholders.

On February 4, 2013, the Company filed with the Nevada Secretary of State a Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of the Series A convertible preferred stock. The Company has no shares of Series A convertible preferred stock outstanding or authorized to be issued.

On January 18, 2011, the Company’s Board of Directors adopted a stockholder’s rights plan and pursuant to this plan, the Company entered into a rights agreement (“the Rights Agreement”) with its transfer agent, as rights agent of the shareholders. In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record on January 28, 2011. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) at a price of $4.00 per one one-thousandth share, subject to adjustment.

Pursuant to the rights plan, a total of 500,000 shares of preferred stock are reserved for issuance upon exercise of the rights. At June 30, 2014, there were no shares of Series B Preferred Stock issued and outstanding.

(c)	Common stock

During the six months ended June 30, 2014, the Company:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(c)	Common stock (continued)

•

Issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.

•

Closed the sale of 5,000,000 Second Tranche Units (the “Second Tranche Units”) with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. The sale of the unites was pursuant to a Binding Memorandum of Understanding (the “MOU”) dated April 10, 2014, entered into with Grand Agriculture Investment Limited (the “Investor”), whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The purchase price for the 5,000,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company paid $140,000 in commissions.

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

•

Entered into a $10,000,000 financing by means of a MOU dated December 3, 2013, with the Investor, a company formed in Hong Kong and controlled by Kin Wong, a shareholder of the Company at the time. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 First Tranche Units and an additional 20,000,000 Second Tranche Units. The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The MOU allows the Investor to syndicate the purchase of the First or Second Tranche Units through one or more additional investors.

In December 2013, the Company closed the sale of the 5,714,286 First Tranche Units at a price of $0.40 per unit for gross proceeds of $2,000,000. Each First Tranche Unit consisted of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable until December 31, 2016. The Company paid $12,000 in commissions.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(d)	Stock options

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

The Company did not grant any stock options during either the six months ended June 30, 2014 or the year ended December 31, 2013.

The following table represents service-based stock option activity during the three and six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Exercise	Shares	Exercise
		Price		Price
Outstanding - beginning of period	150,000	$1.30	315,000	$1.14
Granted	-	-	-	-
Expired	-	-	(165,000)	1.00
Exercised	-	-	-	-

Outstanding – end of period	150,000	$1.30	150,000	$1.30

Exercisable – end of period	150,000	$1.30	150,000	$1.30

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(d)	Stock Options (continued)

As at June 30, 2014 and December 31, 2013, the following stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2014	2013
October 1, 2017	$1.30	150,000	150,000
		150,000	150,000

The shares under option at June 30, 2014 had an exercise price of $1.30 (December 31, 2013: $1.30), an intrinsic value of $nil (December 31, 2013: $nil) and a weighted average remaining contractual life of 3.26 years (December 31, 2013: 3.75 years).

(e)	Stock-based compensation

During the six months ended June 30, 2014, $82,456 (2013 - $82,456) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 7(f)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $224,173 (December 31, 2013 - $306,629) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the six months ended June 30, 2014, in recognition of past services, the Company issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. No such issuance was made during the six months ended June 30, 2013.

The total stock-based compensation recognized for shares issued and warrants granted for services for the six months ended June 30, 2014 and 2013 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Consulting fees	$-	$-	$96,600	$-
Consulting fees – directors and officers	-	-	155,400	-
Management fees	41,228	41,228	124,456	82,456
Office	-	-	12,600	-
	$41,228	$41,228	$389,056	$82,456

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(f)	Warrants

During the year ended December 31, 2010, the Company issued 2,000,000 warrants to two officers and directors of the Company as compensation, as approved by the Board in January 2010. These warrants are exercisable at $1.50 per share expiring December 31, 2015. These warrants vest only upon occurrence of one of the following events and are exercisable in full upon the first of the following events:

i)	If on or before June 30, 2011 the closing price of the common stock of the Company is at least $2.00 per share for five consecutive trading days (this vesting condition was not met);

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

In December 2013, the Company issued warrants to purchase 5,714,286 shares of common stock, as part of a private placement offering (Note 7(c)). Each whole warrant is exercisable at $0.45 per share until December 31, 2016.

In April 2014, the Company issued warrants to purchase 4,500,000 shares of common stock, as part of a private placement offering (Note 7(c)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(f)	Warrants (Continued)

Details of stock purchase warrant activity for the year ended December 31, 2 013 and the period ended June 30, 2 014 are as follows:

	June 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	12,762,585	$0.69	4,716,862	$1.01
Issued	4,500,000	0.55	8,081,723	0.51
Expired	-	-	(36,000)	(1.18)

Outstanding - end of period	17,262,585	$0.66	12,762,585	$0.69

As at June 30, 2014 and December 31, 2013, the following share purchase warrants were outstanding:

Expiry Date	Exercise Price	June 30,	December 31,
		2014	2013

31-Dec-15	$0.65	1,770,328	1,770,328
31-Dec-15	$0.65	910,534	910,534
31-Dec-15	$0.65	2,367,437	2,367,437
31-Dec-15	$1.50	2,000,000	2,000,000
31-Dec-16	$0.45	5,714,286	5,714,286
31-Dec-17	$0.55	4,500,000	-

		17,262,585	12,762,585

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Six months ended June 30, 2014
(Unaudited - Expressed in US dollars)

8.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 in outstanding options and 17,262,585 warrants.

9.	COMMITMENTS

•

Pursuant to the Binding MOU entered into on December 3, 2013 with the Investor (Note 7 (c)), the Company has closed the sales of 5,714,286 First Tranche Units and 5,000,000 Second Tranche Units, for total gross proceeds of $3,848,000.

The closing for the sale of the balance of 15,000,000 Second Tranche Units is scheduled to occur within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as the Company and the Investor may agree. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-U.S. purchasers.

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

•

On March 17, 2014, the Company entered into a financial advisory services agreement with RBC Capital Markets (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay to RBC the following fees:

•	a work fee of $30,000 per month for a maximum of six months, of which $90,000 has been paid;
•	a success fee of 2.0% of the Transaction Proceeds as defined in the Advisory Agreement, subject to a minimum of $2,000,000; and
•	out-of-pocket expenses up to a maximum of $100,000.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 7, 2014, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

•	On July 30, 2014 the Board of Directors approved an amendment to the Binding MOU increasing the amount of Second Tranche Units by up to $5,000,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our unaudited interim consolidated condensed financial statements for the six months ended June 30, 2014 and accompanying notes to these financial statements.

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, continued access to financing prior to completion of the EIS, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

We were incorporated in the State of Nevada on April 24, 1998. We have six wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company which currently has no active operations; White Mountain Titanium Corporation, a Canadian stock company which provides management and administrative services on behalf of the U.S. parent; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; and White Mountain Titanium (Hong Kong), a Hong Kong company which has been recently re-activated and is intended to be the holding company for our operations in PRC.

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

Major Developments

Since December 31, 2013, we had the following major developments:

•

We issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. Share certificates for 175,000 shares issued to our staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement.

•

We entered into a financial advisory services agreement with RBC Capital Markets. The mandate will see both parties looking to enhance our presence in Asia and the PRC, as well as seeking to attract support for the Cerro Blanco Project from a strategic partner.

•

We closed the sale of 5,000,000 Second Tranche Units (the “Second Tranche Units”) with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. The sale of the unites was pursuant to a Binding Memorandum of Understanding (the “MOU”) dated April 10, 2014, entered into with Grand Agriculture Investment Limited (the “Investor”). The purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company paid $140,000 in commissions.

•

In April 2014, we completed and filed with the Chilean environmental authority, Servicio de Evaluación Ambiental (“SEA”), a written response to a first round of questions and comments posed during a public review of the Company’s EIS application. Subsequent to filing our written response, Company management and its environmental personnel met with national and local government representatives from the Third Region to discuss outstanding issues related to the Cerro Blanco project (the “Project”). During the meeting, attendees from the national government and councilors representing local communities expressed strong support for the Project. On July 1, 2014, SEA replied to us with a second round of questions and comments, 70% fewer than were raised in the first round. As importantly, by the second round almost half of the government ministries had no further questions or comments, and of those raised, most sought further clarification centered on three issues: water, disaster contingencies and resettlement.

Following official receipt of the second round of questions and comments, the Company was given 90 days to prepare and file a written response with SEA. Work is well underway to address the second round of questions and comments and we expect to submit our written response on or before the end of September 2014. Whilst the Company is not in a position to forecast when full EIS approval will be issued, ensuring a continuing dialogue with and maintaining strong support from government and local communities remains a primary objective of our project personnel.

•

On July 2, 2014, the Board of Directors of the Company appointed Kin Wong as the Chief Executive Officer to serve as the Company’s principal executive officer. Mr. Wong has served as a director and Chairman of the Company since January 2014. Further to the above, the Board of Directors of the Company appointed Michael Kurtanjek as Chief Operating Officer. Mr. Kurtanjek now serves as both President and Chief Operating Officer.

Since expanding the Board to seven and announcing the appointment of Mr. Wong as Chairman at the outset of the year, directors and management have been working jointly to advance the Cerro Blanco project to final engineering feasibility, secure long term financing, restore shareholder value through share price appreciation and seek strategic alliances in Asia and the PRC. To that end, the Company will shortly be opening an office in the PRC which will be used to provide corporate and project information to interested companies and individual investors in mainland China and Hong Kong.

•	On July 30, 2014 the Board of Directors approved an amendment to the Binding MOU increasing the amount of Second Tranche Units by up to $5,000,000.

•	On July 30, 2014, the Board of Directors approved the appointment of Eric Gan as our Chief Financial Officer effective August 15, 2014.

Results of Operations

We recorded a net loss of $1,167,308 and $2,581,711 for the three and six months ended June 30, 2014, respectively, ($0.01 and $0.03 per weighted average common share outstanding) compared to a net loss of $991,816 and $2,332,443 ($0.01 and $0.04 per share) for the comparative interim periods in 2013.

A number of expenses in the six months ended June 30, 2014 were materially affected by the issuance of 730,000 shares of common stock during that period. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $306,600 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, and Management fees. No such issuance was made in the prior year interim period. The fluctuations of these expenses are as follows:

•

Consulting fees of $311,617 for 2014 as compared to $62,240 for 2013. In addition to the stock-based compensation expense discussed above, consulting fees for the current period also included $90,000 paid to RBC, representing the monthly work fees pursuant to a financial advisory services agreement entered in March 2014.

•

Consulting fees – directors and officers: $407,366 for 2014 as compared to $202,767 for 2013. The stock-based compensation as discussed above contributed most of the increase. In addition, monthly consulting fees to directors and officers also increased as a result of an increase in the level of services provided by an officer during the current year.

•

Management fees of $212,456 for 2014 as compared to $202,456 for 2013. The increase as a result of the stock- based compensation expense was largely offset by a decrease in the monthly management fees following a reduction in the level of the related management services.

Exploration expenditures remained relatively the same with a total of $964,547 for the current six-month period as compared to $948,128 for 2013.

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

Foreign exchange loss was $27,420 for the current period, as compared to $42,241 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable period.

Liquidity and Cash Flows

As of June 30, 2014, we had a working capital of $1,542,645 (December 31, 2013: $1,692,148), including $1,589,002 (December 31, 2013: $2,056,996) of cash.

Cash used in operating activities was $2,450,884 for the six months ended June 30, 2014, compared to $2,117,182 for the comparable prior year period. Cash used in investing activities was $1,857 for the six months ended June 30, 2014 (2013: $1,195). Cash raised from financing activities was $1,984,747 for the six months ended June 30, 2014, compared to $2,762,751 for the comparable prior year period. We sold 5,000,000 units for gross proceeds of $2,000,000 less $140,000 in commissions.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

White Mountain Titanium Corporation

Date:	August 7, 2014	By	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	By	/s/ Lan Shangguan
Lan Shangguan, Chief Financial Officer
(Principal Financial Officer)