Form 10-Q
period 2014-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2014-11-13
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[   ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________________ to ______________________

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
Yes [   ]      No [X]

85,835,392 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at November 12, 2014.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited - Expressed in US dollars)

As at	September 30, 2014	December 31, 2013

Assets
Current
Cash	$2,319,385	$2,056,996
Prepaid expenses	141,209	77,803
Receivables	41,073	33,519
Total Current Assets	2,501,667	2,168,318
Property and Equipment (Note 3)	242,346	194,594
Mineral Properties (Note 4)	651,950	651,950
Technology Rights ( Note 5)	1,555,552	1,788,886

Total Assets	$4,951,515	$4,803,748

Liabilities
Current
Accounts payable and accrued liabilities	478,505	476,170
Amount due to a related party (Note 6)	40,405	-
Total Liabilities	$518,910	$476,170

Stockholders’ Equity
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(a) & 7(b))
100,000,000 (December 31, 2013: 100,000,000) shares authorized Nil (December 31, 2013 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 7(b) & 7(c))
500,000,000 (December 31, 2013: 500,000,000) shares authorized 85,835,392 (December 31, 2013 – 73,855,392) shares issued and outstanding	56,725,671	52,110,387
Deficit Accumulated During the Exploration Stage	(52,293,066)	(47,782,809)

Total Stockholders’ Equity	4,432,605	4,327,578

Total Liabilities and Stockholders’ Equity	$4,951,515	$4,803,748

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

					Cumulative
					Period from
					Inception on
					November 13,
	Three months ended		Nine months ended		2001 through
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014
Expenses
Advertising and promotion	$2,293	$6,824	$15,777	$23,998	549,955
Amortization	92,171	91,902	277,180	276,515	1,632,774
Bank charges and interest	6,149	2,881	13,859	13,147	130,783
Consulting fees (Note 7(e))	240,206	67,551	551,823	129,791	3,797,918
Consulting fees – directors and officers (Note 7(e))	267,250	100,911	674,616	303,678	9,550,186
Engineering consulting	-	-	-	-	711,084
Exploration (Note 4)	884,455	375,880	1,849,002	1,324,008	15,033,801
Filing fees	3,826	2,943	14,022	23,628	122,779
Insurance	8,995	10,923	28,189	32,824	464,999
Investor relations	11,391	-	31,554	7,500	929,718
Licenses, taxes and filing fees, net	540	-	(37,381)	-	342,566
Management fees (Note 7(e))	97,228	101,228	309,684	303,684	4,897,185
Office (Note 7(e))	24,675	53,556	67,603	108,622	970,947
Professional fees	110,574	69,081	251,056	189,125	2,907,122
Rent	61,728	39,373	140,241	121,279	1,051,798
Research and development (Note 5)	-	(513)	8,197	251,188	1,094,521
Staff salary and benefits	21,448	-	45,277	-	45,277
Telephone	8,644	7,997	25,700	22,514	229,886
Transfer agent fees	413	4636	4,076	7,144	48,443
Travel and vehicle	78,362	36,480	204,204	123,249	1,999,553

Loss Before Other Items	(1,920,348)	(971,653)	(4,474,679)	(3,261,894)	(46,511,295)
Gain on Sale of Marketable Securities	-	-	-	-	87,217
Loss on Sale of Assets	-	-	-	-	(19,176)
Adjustment to Market for Marketable	-	-	-	-	(67,922)
Foreign Exchange	(8,243)	(20,518)	(35,663)	(62,759)	(927,946)
Interest Income	45	7	85	46	363,567
Dividend Income	-	-	-	-	4,597
Change in Fair Value of Warrants	-	-	-	-	(2,748,999)
Change in Fair Value of Preferred Stock	-	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	-	(330,000)
Net Loss and Comprehensive Loss for Period	(1,928,546)	(992,164)	(4,510,257)	(3,324,607)	(50,389,957)
Preferred stock dividends	-	-	-	-	(1,537,500)
Net Loss Available for Distribution	$(1,928,546)	$(992,164)	$(4,510,257)	$(3,324,607)	(51,927,457)
Basic and Diluted Loss Per Common Share (Note 8)	$(0.05)	$(0.01)	$(0.06)	$(0.05)
Weighted Average Number of Shares of Common Stock Outstanding	82,359,196	68,141,107	78,282,865	67,096,653

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common Stock		Preferred Stock
		and Paid-In		and Paid-in		Total
	Shares of	Capital in	Shares of	Capital in		Stockholders’
	Common	Excess of	Preferred	Excess of	Accumulated	Equity
	Stock	Par Value	Stock	Par Value	Deficit	(Deficit)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$(43,288,992)	$3,905,732
Stock-based compensation	-	164,912	-	-	-	164,912
Shares issued for cash
Private placement, March 2013	4,304,418	2,762,751	-	-	-	2,762,751
Private placement, December 2013	5,714,285	1,988,000	-	-	-	1,988,000
Net loss for the year	-	-	-	-	(4,493,817)	(4,493,817)
Balance, December 31, 2013	73,855,392	52,110,387	-	-	(47,782,809)	4,327,578
Stock-based compensation (Note 7(e))	-	123,684	-	-	-	123,684
Shares issued for services (Note 7(e))	730,000	306,600	-	-	-	306,600
Shares issued for cash
Private placement, April 2014 (Note 7 ( e))	5,000,000	1,860,000	-	-	-	1,860,000
Shares issued for cash
Private placement, August 2014 (Note 7 ( e))	6,250,000	2,325,000	-	-	-	2,325,000
Net loss for the period	-	-	-	-	(4,510,257)	(4,510,257)
Balance, September 30, 2014	85,835,392	$56,725,671	-	$-	$(52,293,066)	$4,432,605

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

			Cumulative Period
			from Inception on
			November 13,
			2001 through
	Nine months ended September 30,		September 30,
	2014	2013	2014
Operating Activities
Net loss for period	$(4,510,257)	$(3,324,607)	$(50,389,957)
Items not involving cash
Amortization	277,180	276,515	1,632,774
Stock-based compensation	123,684	123,684	4,046,525
Loss on sale of assets	-	-	19,176
Common stock issued for services	306,600	-	8,227,935
Change in fair value of warrants	-	-	2,748,999
Change in fair value of preferred stock	-	-	240,000
Financing agreement penalty	-	-	330,000
Adjustment to market for marketable securities	-	-	67,922
Gain on sale of marketable securities	-	-	(87,217)
Non-cash exploration expenditures	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(63,406)	27,662	(150,510)
Receivables	(7,554)	30,825	(33,791)
Marketable securities	-	-	19,295
Due to a related party	40,405	-	40,405
Accounts payable and accrued liabilities	2,335	(45,517)	412,659
Cash Used in Operating Activities	(3,831,013)	(2,911,438)	(32,275,785)

Investing Activities
Additions to property and equipment	(91,598)	(1,489)	(636,068)
Additions to mineral properties	-	-	(651,950)
Cash Used in Investing Activities	(91,598)	(1,489)	(1,288,018)
Financing Activities
Repayment of long-term debt	-	-	(100,000)
Issuance of preferred stock for cash	-	-	5,000,000
Issuance of common stock for cash	4,185,000	2,762,751	30,729,352
Stock subscriptions received	-	-	263,500
Working capital acquired on acquisition	-	-	171
Cash Provided by Financing Activities	4,185,000	2,762,751	35,893,023

Foreign Exchange Effect on Cash	-	-	(9,835)
Inflow (Outflow) of Cash	262,389	(150,176)	2,319,385
Cash, Beginning of Period	2,056,996	1,126,720	-
Cash, End of Period	$2,319,385	$976,544	$2,319,385

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$830,000
Common shares issued to acquire technology	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$740,000

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014, and for the period then ended, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. It is suggested that these unaudited consolidated condensed financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2013, annual report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 14, 2014. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2013 filed as part of the Company’s December 31, 2013 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of U.S. GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $52,293,066 at September 30, 2014 (December 31, 2013 - $47,782,809), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property and its Chinuka process technology. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash – as held-for-trading
Receivables – as loans and receivables
Accounts payable and accrued liabilities – as other financial liabilities
Amount due to related party – as other financial liabilities.

(a)	Fair value

The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at September 30, 2014 and December 31, 2013 totaled $2,319,385 and $2,056,996, respectively. At September 30, 2014 and December 31, 2013, the Company had accounts payable and accrued liabilities of $478,505, and $476,170, respectively, and amounts due to related party of $40,405 (December 31, 2013 - $nil) all of which fall due in the next fiscal quarter.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chilean pesos (“CLP”) and Chinese Yuan (“RMB”)). As at September 30, 2014, the Company has net monetary assets of $22,169 (December 31, 2013 – net monetary liabilities of $5,996) denominated in CAD, net monetary liabilities of $191,587 (December 31, 2013 – $95,181) in CLP, and net monetary assets of $9,464 (December 31, 2013 - $nil) denominated in RMB.

As at September 30, 2014, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 6% will not have a material effect on the Company’s business, financial condition and results of operations and a change in the absolute rate of exchange in CLP by 9% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT

	September 30, 2014
		Accumulated
	Cost	Amortization	Net

Land	$76,770	$-	$76,770
Vehicle	129,439	102,716	26,723
Office furniture & fixtures	143,048	37,807	105,241
Office equipment	32,516	17,756	14,760
Computer equipment	10,735	8,821	1,914
Computer software	68,994	66,893	2,101
Field equipment	122,754	107,917	14,837

	$584,256	$341,910	$242,346

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Land	$76,770	$-	$76,770
Vehicle	129,439	94,287	35,152
Office furniture	54,137	31,765	22,372
Office equipment	32,007	14,283	17,724
Computer equipment	9,390	8,385	1,005
Computer software	68,556	52,295	16,261
Field equipment	122,360	97,050	25,310

	$492,659	$298,065	$194,594

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

Exploration expenditures incurred by the Company during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013

Assaying	$61,690	$2610	$63,775	$3420
Concession fees	(1,274)	1,743	100,501	95,248
Environmental	376,939	177,267	733,725	476,518
Equipment rental	26,903	1,821	34,637	48,646
Geological consulting fees	253,468	52,328	443,310	99,027
Site costs	159,709	136,507	456,952	586,050
Transportation	7,020	3,604	16,102	15,099
Exploration expenditures for	$884,455	$375,880	$1,849,002	$1,324,008

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

5.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non- exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares released each to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2013, all shares had been released. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (cumulative expenditures to September 30, 2014: $1,094,521);

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

For the nine months ended September 30, 2014, amortization of technology rights included in amortization expense is $233,334 (nine months ended September 30, 2013 - $233,334).

	September 30, 2014
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,244,448	$1,555,552

	December 31, 2013
		Accumulated
	Cost	Amortization	Net

Technology rights	$2,800,000	1,011,114	$1,788,886

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

6.	AMOUNT DUE TO A RELATED PARTY

Amount due to a related party represents expenses incurred and paid on behalf of the Company by a director and officer of the Company in relation to setting up an office in the People’s Republic of China (“PRC”). This amount is without interest of stated terms for repayment.

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

On January 18, 2011, the Company’s Board of Directors adopted a stockholder’s rights plan and pursuant to this plan, the Company entered into a rights agreement (the “Rights Agreement”) with its transfer agent, as rights agent of the shareholders. In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record on January 28, 2011. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one- thousandth of one share of Series B Junior Participating Preferred Stock (“Series B Preferred Stock”) at a price of $4.00 per one one-thousandth share, subject to adjustment.

Pursuant to the rights plan, a total of 500,000 shares of preferred stock are reserved for issuance upon exercise of the rights. At September 30, 2014, there were no shares of Series B Preferred Stock issued and outstanding.

(c)	Common stock

During the nine months ended September 30, 2014, the Company:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

•

Closed the sale of 5,000,000 Second Tranche Units (the “Second Tranche Units”) in April 2014 with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. The sale of the units was pursuant to a Binding Memorandum of Understanding (the “MOU”) dated April 10, 2014, entered into with Grand Agriculture Investment Limited (the “Investor”), whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The purchase price for the 5,000,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company paid $140,000 in commissions.

•

Closed an additional sale of 6,250,000 Second Tranche Units with an accredited investor in August 2014, pursuant to MOU. The sale price for the 6,250,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,500,000. Each Second Tranche Unit consists of one share of Common Stock and 0.9 share of Common Stock purchase warrant at $0.55 per share exercise price with expiration date of December 31, 2017. The Company paid $175,000 in commissions.

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

•

Entered into a $10,000,000 financing by means of a MOU dated December 3, 2013, with the Investor, a company formed in Hong Kong and controlled by Kin Wong, a shareholder of the Company at the time. Pursuant to the MOU, the Investor agreed to purchase 5,714,285 First Tranche Units and an additional 20,000,000 Second Tranche Units. The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000. Each First Tranche Unit consists of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(c)	Common stock (continued)

Tranche Unit. The MOU allows the Investor to syndicate the purchase of the First or Second Tranche Units through one or more additional investors.

In December 2013, the Company closed the sale of the 5,714,285 First Tranche Units at a price of $0.40 per unit for gross proceeds of $2,000,000. The Company paid $12,000 in commissions.

(d)	Stock options

The Company has a stock option plan, adopted in 2005, and a Stock Option/Stock Issuance Plan, adopted in 2010, (individually the “2005 Plan” and the “2010 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; and the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2010 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

The Company has also adopted a Management Compensation Pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

The Company did not grant any stock options during either the nine months ended September 30, 2014 or the year ended December 31, 2013.

The following table represents service-based stock option activity during the nine months ended September 30, 2014 and the year ended December 31, 2013:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(d)	Stock Options (continued)

	September 30, 2014		December 31, 2013
		Weighted		Weighted
	Number of		Number of
		Average		Average
	Shares	Exercise	Shares	Exercise
		Price		Price
Outstanding - beginning of period	150,000	$1.30	315,000	$1.14
Granted	-	-	-	-
Expired	-	-	(165,000)	1.00
Exercised	-	-	-	-

Outstanding – end of period	150,000	$1.30	150,000	$1.30

Exercisable – end of period	150,000	$1.30	150,000	$1.30

As at September 30, 2014 and December 31, 2013, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2014	2013

October 1, 2017	$1.30	150,000	150,000

The shares under option at September 30, 2014 had an exercise price of $1.30 (December 31, 2013: $1.30), an intrinsic value of $nil (December 31, 2013: $nil) and a weighted average remaining contractual life of three years (December 31, 2013: 3.75 years).

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

	(e)	Stock-based compensation

During the nine months ended September 30, 2014, $123,684 (2013 - $123,684) was recognized as stock- based compensation for the 2,000,000 management warrants issued to directors and officers in 2010 (Note 7(f)). The maximum stock-based compensation to be recognized is $944,959. The remaining unamortized balance of $182,945 (December 31, 2013 - $306,629) will be amortized through December 2015. These warrants were fair valued using a trinomial barrier pricing model with the following weighted average assumptions: exercise price of $1.50, risk-free interest rate of 1.89%, expected life of 3.4 years, an expected volatility factor of 75.90%, a dividend yield of 0.00% and a probability exercisability of 11%. The Company estimated the exercisability of these warrants using a Monte Carlo probability calculator.

During the nine months ended September 30, 2014, in recognition of past services, the Company issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. No such issuance was made during the nine months ended September 30, 2013.

The total stock-based compensation recognized for shares issued and warrants granted for services for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three months ended September 30		Nine months ended September 30
	2014	2013	2014	2013
Consulting fees	$-	$-	$96,600	$-
Consulting fees – directors and officers	-	-	155,400	-
Management fees	41,228	41,228	165,684	123,684
Office	-	-	12,600	-
	$41,228	$41,228	$430,284	$123,684

(f)	Warrants

During the year ended December 31, 2010, the Company issued 2,000,000 warrants to two officers and directors of the Company as compensation, as approved by the Board in January 2010. These warrants were exercisable at $1.50 per share expiring December 31, 2015. Effective October 29, 2014, the Company amended these warrants with term changes as follows:

i)	The number of warrants is reduced to 600,000;

(ii)	The expiration date of the warrants is extended to December 31, 2017;

(iii)	The exercise price is reset to $0.65 per share.

These amended warrants are fully vested.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
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

In December 2013, the Company issued warrants to purchase 5,714,285 shares of common stock, as part of a private placement offering (Note 7(c)). Each whole warrant is exercisable at $0.45 per share until December 31, 2016.

In April and August 2014, the Company issued investors warrants to purchase 4,500,000 and 5,625,000 shares of common stock, respectively, as part of a private placement offering (Note 7(c)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017.

Details of stock purchase warrant activity for the year ended December 31, 2013 and the period ended September 30, 2014 are as follows:

	September 30, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	12,762,585	$0.69	4,716,862	$1.01
Issued	10,125,000	0.55	8,081,723	0.51
Expired	-	-	(36,000)	(1.18)

Outstanding - end of period	22,887,585	$0.55	12,762,585	$0.69

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (Continued)

(f)	Warrants (Continued)

As at September 30, 2014 and December 31, 2013, the following warrants were outstanding:

Expiry Date	Exercise Price	September 30,	December 31,
		2014	2013

31-Dec-15	$ 0.65	1,770,328	1,770,328
31-Dec-15	$ 0.65	910,534	910,534
31-Dec-15	$ 0.65	2,367,437	2,367,437
31-Dec-15	$ 1.50	2,000,000	2,000,000
31-Dec-16	$ 0.45	5,714,285	5,714,285
31-Dec-17	$ 0.55	10,125,000	-

		22,887,585	12,762,585

8.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 150,000 in outstanding options and 22,887,585 in outstanding warrants.

9.	COMMITMENTS

•

Pursuant to the Binding MOU entered into on December 3, 2013 with the Investor (Note 7 (c)), the Company has closed the sales of 5,714,285 First Tranche Units and 11,250,000 Second Tranche Units, for total gross proceeds of $6,500,000.

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

•

On August 12, 2014, the Company signed a service termination agreement with Lan Shangguan, former Chief Financial Officer, that on termination date the Company will issue to Ms. Shangguan 70,000 shares of common stock at no cash consideration for her assistance to the new Chief Financial Officer during the transition.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Notes to Condensed Consolidated Financial Statements
Nine months ended September 30, 2014
(Unaudited - Expressed in US dollars)

9.	COMMITMENTS (Continued)

•

On March 17, 2014, the Company entered into a financial advisory services agreement with RBC Capital Markets (the “Advisory Agreement”). Pursuant to the Advisory Agreement, the Company will pay to RBC the following fees:

•	a work fee of $30,000 per month for a maximum of six months, of which $150,000 has been paid;
•	a success fee of 2.0% of the Transaction Proceeds as defined in the Advisory Agreement, subject to a minimum of $2,000,000; and
•	out-of-pocket expenses up to a maximum of $100,000.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 10, 2014, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

•	On October 2, 2014, the Company granted 1,075,000 shares of stock options to directors at an exercise price of $0.45 with expiration date of December 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, and our unaudited interim consolidated condensed financial statements for the nine months ended September 30, 2014 and accompanying notes to these financial statements (“financial statements”).

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

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objective is to complete the Company’s EIS application and secure the Second Tranche funding and, if achieved, then to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to fund research and development on the Chinuka Process, which is conducting research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions. We also plan to expand our exploration activities on the La Martina concessions which we discovered in 2013.

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

  On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of our standard grade rutile concentrate at $1,250 per tonne FOB port. The three year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement. If we are unable to provide product to the buyer before December 31, 2014, they will have the right to terminate this off-take agreement.

These two contracts are still in force at September 30, 2014.

The Chinuka Process

The Chinuka Process is a patented titanium metal technology developed by Chinuka Ltd. (“Chinuka”). We hold a sub-license to use Chinuka’s patented electro-refining process to produce titanium metal directly from a variety of titanium oxide concentrates. To-date, Company-funded research on the Chinuka Process has focused principally on the production of titanium metal using natural rutile concentrate from the Cerro Blanco project as the process feedstock. The contract with Chinuka is currently under review for potential adjustments that better reflect changing priorities of both parties.

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

  We closed the sale of 5,000,000 Second Tranche Units (the “Second Tranche Units”) in April 2014 with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. We closed additional sale of 6,250,000 Second Tranche Units with an accredited investor in August 2014. See note 7 (c) to the Financial Statements for transaction details.

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

  On July 1, 2014, SEA replied to us with a second round of questions and comments, 70% fewer than were raised in the first round. As importantly, by the second round almost half of the government ministries had no further questions or comments, and of those raised, most sought further clarification centered on three issues: water, disaster contingencies, resettlement and community issues.

  Following official receipt of the second round of questions and comments, the Company was given 90 working days to prepare and file a written response with SEA. Technical work to address the second round of questions has been completed and the report was filed at October 30, 2014. Whilst the Company is not in a position to forecast when full EIS approval will be issued, ensuring a continuing dialogue with and maintaining strong support from government and local communities remains a primary objective of our project personnel.

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

  Since expanding the Board to seven and announcing the appointment of Mr. Wong as Chairman at the outset of the year, directors and management have been working jointly to advance the Cerro Blanco project to final engineering feasibility, secure long term financing, restore shareholder value through share price appreciation and seek strategic alliances in Asia and the PRC. To that end, the Company opened an office in the PRC which will be used to provide corporate and project information to interested companies and individual investors in mainland China and Hong Kong. The new PRC office, located in Shenzhen, has been put in use. On September 30, 2014, our Vancouver, Canada office was shut down as we no longer have employees in that location. Our Canadian subsidiary will continue to meet Canadian regulatory reporting requirements for two years.

  On July 30, 2014 the Board of Directors approved an amendment to the Binding MOU increasing the amount of Second Tranche Units by up to $5,000,000.

  On July 30, 2014, the Board of Directors approved the appointment of Eric Gan as our Chief Financial Officer effective August 15, 2014.

  On September 30, 2014, Brian Flower, our Executive Vice President, retired from his management position. Mr. Flower has served the Company for over nine years.

  On September 11, 2014, the Board of Directors appointed Ron Vance to replace Terese Gieselman as our Corporate Secretary, effective October 1, 2014.

Results of Operations

We recorded a net loss of $1,928,546 and $4,510,257 for the three and nine months ended September 30, 2014, respectively, ($0.05 and $0.06 per weighted average common share outstanding) compared to a net loss of $992,164 and $3,324,607 ($0.01 and $0.05 per share) for the comparative interim periods in 2013.

A number of expenses in the nine months ended September 30, 2014 were materially affected by the issuance of 730,000 shares of common stock during that period. These shares were issued to directors, officers, management, employees and consultants. As a result, a total of $306,600 was recognized as stock based compensation expense and allocated to Consulting fees, Consulting fees – directors and officers, and Management fees. No such issuance was made in the prior year interim period. The fluctuations of these expenses are as follows:

  Consulting fees of $551,823 for 2014 as compared to $129,791 for 2013. In addition to the stock-based compensation expense discussed above, consulting fees for the current period also included $180,000 paid to RBC, representing the monthly work fees pursuant to a financial advisory services agreement entered in March 2014.
  Consulting fees – directors and officers: $674,616 for 2014 as compared to $303,678 for 2013. The stock-based compensation as discussed above, as well as a retroactive payment to new management, contributed most of the increase. In addition, monthly consulting fees to directors and officers also increased as a result of an increase in the level of services provided by officers during the current year.
  Management fees of $309,684 for 2014 as compared to $303,684 for 2013. The increase as a result of the stock- based compensation expense was largely offset by a decrease in the monthly management fees following a reduction in the level of the related management services.

Exploration expenditures increased with a total of $1,849,002 for the current nine-month period as compared to $1,324,008 for 2013. The increase reflects increased activities in the Company’s EIS related technical work.

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

Foreign exchange loss was $35,663 for the current period, as compared to $62,759 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable period.

Liquidity and Cash Flows

As of September 30, 2014, we had a working capital of $2,004,574 (December 31, 2013: $1,692,148), including $2,319,385 (December 31, 2013: $2,056,996) of cash.

Cash used in operating activities was $3,871,418 for the nine months ended September 30, 2014, compared to $2,911,438 for the comparable prior year period. For the current period, more cash was used due to increased exploration and technical work in our Chilean operation. Cash used in investing activities was $91,598 for the nine months ended September 30, 2014 (2013: $1,489). Cash used in investing activities was primarily for new office renovation spending in Shenzhen, China. Cash raised from financing activities was $4,225,405 for the nine months ended September 30, 2014, compared to $2,762,751 for the comparable prior year period. We sold 10,125,000 units for gross proceeds of $4,500,000 less $315,000 in commissions.

We anticipate that we will need to raise additional funds to meet or exceed the needs of our operations, and we continue to do so actively. We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the general capital markets conditions, overall global economy, and the market price of our common stock. With the exception of funds on deposit and the expected remaining $3,200,000 from the sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elects not to take early adoption.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

White Mountain Titanium Corporation

Date: November 12, 2014	By	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)