Form 10-Q/A
period 2014-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2015-02-27
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _______________ to _______________

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
Yes [  ]     No [X]

85,835,392 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at November 10, 2014.

EXPLANATORY NOTE

On November 13, 2014, White Mountain Titanium Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 (the “Original Form 10-Q”). The purpose of this first amendment to the Original 10-Q is to file as an exhibit the Amendment to Binding Memorandum of Understanding, which amendment was executed on September 11, 2014.

This Form 10-Q/A speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q, other than as noted above.

PART II. OTHER INFORMATION

Item 5. Other Information

On September 11, 2014, the Company entered into an amendment to the Binding MOU with Grand Agriculture Investment Limited, an entity controlled by Kin Wong, the CEO and a director of the Company, (the “Amendment”). The Amendment increased the number of Second Tranche Units (as defined in the Binding MOU) by 12,500,000 to be offered at a price of $0.40 per unit for additional gross proceeds of up to $5,000,000. The Amended provides that the net proceeds from these additional units would be allocated, if needed, for completion of the Company’s environmental impact statement, the bankable feasibility study, or such other activities as determined by the Board of Directors as being of strategic importance to the Company.

A copy of the Amendment is included as an exhibit to this amended report.

Item 6. Exhibits

The following exhibits are filed with this amendment:

Exhibit No.	Description
10.1	Amendment to Binding Memorandum of Understanding dated September 11, 2014
31.1	Rule 15d-14(a) Certification by Chief Executive Officer
31.2	Rule 15d-14(a) Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amended report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: February 27, 2015	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)