Form 10-K
period 2014-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2015-03-30
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-129347

WHITE MOUNTAIN TITANIUM CORPORATION
(Exact name of Registrant as specified in its charter)

NEVADA	87-0577390
State or other jurisdiction of incorporation or	I.R.S. Employer Identification No.
organization

Augusto Leguia 100, Oficina 1401, Las Condes,	None
Santiago Chile
(Address of principal executive offices)	(Zip Code)

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
Yes [  ]     No [X]

As of June 30, 2014, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $10,522,424 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 27, 2015, there were 86,880,392 shares of the registrant’s Common Stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are a mineral exploration company engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. We hold mining concessions covering two rutile properties located in the Atacama region (Region III) of northern Chile, namely Cerro Blanco and the La Martina.

We were incorporated in the State of Nevada on April 24, 1998. We have six wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company which holds the sublicense for the Chinuka process; White Mountain Titanium Corporation, a Canadian stock company which provides management and administrative services on behalf of the U.S. parent; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; and White Mountain Titanium (Hong Kong), a Hong Kong corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation.

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions. We also plan to expand our exploration activities on the La Martina concessions which we discovered in 2013.

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

La Martina

La Martina consists of six registered exploration concessions, covering an area of 1,288 hectares, comparable in size to the area covering the current nine known prospects at Cerro Blanco. Alteration and mineralization at La Martina is similar to that observed on the Cerro Blanco property.

Off-Take Agreements

We currently have two definitive off-take agreements in place:

•	During 2011, we entered into our first off-take agreement with a major international pigment producer where that producer will purchase 25,000 tonnes per annum of our standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Although deliveries did not commence by September, 2014, the contract remains in place. The term of the agreement may be extended by mutual agreement.
•	On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of our standard grade rutile concentrate at $1,250 per tonne FOB port. The three-year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement.

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

Industry Background

The bulk of the world’s titanium is used as the metal oxide, The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668ºC, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About 5% of the world’s titanium is used as the metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is as strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

The table below gives a summary of distribution and end uses on an industry by industry basis for titanium dioxide (also designed as “TiO2”).

U.S. Distribution of TiO2pigment shipments by industry: 2012
Industry	Percent
Paint and Coatings	59.8%
Plastics and Rubber	24.46%
Paper	10.6%
All Other*	5.0%

* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink. Source: U.S. Geological Survey, 2012 Minerals Yearbook, “Titanium”, September2014.This and other U.S. Geological Survey publications referenced in this Titanium Industry and Market Overview can be found online at http://minerals.usgs.gov/minerals/pubs/

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

Source: U.S. Geological Survey, Mineral Commodity Summaries, “Titanium Mineral Concentrates”, January 2015

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

In the chloride process, rutile is converted to TiCl4by chlorination in the presence of petroleum coke. TiCl4is oxidized with air or oxygen at about 900ºC, and the resulting TiO2 is calcined to remove residual chlorine and any hydrochloric acid that may have formed in the reaction. Aluminum chloride is added to the TiCl4to assure thatvirtually all the titanium is oxidized into the rutile crystal structure. The process is conceptually simple but poses a number of significant chemical engineering problems because of the highly corrosive nature of chlorine, chlorine oxides and titanium tetrachloride at temperatures of 900°C or higher.

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

Synthetic rutile is formed by removing the iron content from ilmenite, thereby concentrating the titanium dioxide content to at least 90%. In this way, ilmenites can be upgraded to chloride route feed stocks and used as a substitute for rutile.

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

Titanium Dioxide Prices

The U.S. Geological Survey Mineral Industry Surveys, “Titanium Mineral Concentrates”, January 2015, published prices for bulk rutile mineral concentrates, for Australia, were quoted at $1,250 in 2013 and $975 in 2014 per tonne. By comparison, published prices for ilmenite concentrates were $265 per tonne, $165 per tonne respectively for the same period. The current price for high grade rutile is approximately $1,000 per tonne, and for ilmenite approximately $160 per tonne.

Major Developments since December 31, 2013

Industry Perspective

The global paints and pigments industry faced continued challenges during 2014, with Western pigment producers facing high levels of cheaper finished products from Asia. According to market commentators, this led to destocking, which, according to industry observers, is now coming to an end.

Pigment producers are expecting steadier prices for 2015 and into next year. As the preferred TiO2 feedstock, firming prices for pigment should have positive implications for rutile and synthetic rutile. Management remains optimistic about the longer term prospects for TiO2feedstocks, in particular high grade rutile.

Cerro Blanco Project, Environmental Impact Statement, Desalination Plant and Final Engineering

Set against that backdrop of expectations for firmer prices for pigments and TiO2feedstocks and stubbornly difficult equity markets for junior exploration and development companies, we have continued to advance the Cerro Blanco project to final feasibility as quickly as funds have allowed.

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

Management believes the Cerro Blanco remains an important project within the region as it is one of only two mining projects currently in front of the environmental authorities in Region III of northern Chile. With many larger projects running into difficulties, or facing technical challenges, White Mountain management and technical personnel continue to work with the local communities and the environmental authorities to obtain full EIS approval for the project. In April 2014, the Company completed and filed a written response with SEA, Servicio de Evaluación Ambiental, to a first round of questions and comments posed during a public review of the Company’s EIS application. On July 1, 2014, SEA sent the Company a second round of questions and comments, 70% fewer than were raised in the first round. As importantly, by the second round almost half of the government ministries had no further questions or comments and, of those raised, most sought further clarification centered on three issues: water, disaster contingencies and resettlement and community issues.

Following official receipt of the second round of questions and comments, the Company was given 90 working days to prepare and file a written response with SEA. This work was completed and the report, filed in October 2014.

During November and December 2014, the Company received fewer than 100 comments and questions from the environmental authorities, and these questions have now been addressed, and submitted.

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

The Chinuka Process

For the moment, no research funds are being advanced to Chinuka Limited plc. (“Chinuka”) by the Company. We have received an update on research activities from Chinuka. In its semi-annual report to us, Chinuka provided further evidence of the applicability and capability of the Chinuka Process to treat a range of Cerro Blanco natural rutile concentrates, ilmenite concentrate and combinations of natural rutile and ilmenite concentrates to produce titanium metal. Furthermore, Chinuka reported that it has produced niobium metal from a niobium oxide feedstock using the Chinuka Process. These results demonstrate that the Chinuka Process is not metal specific and holds forth the possibility to adapt the process to produce electro-refined metal from several transition elements which have the capability to form an oxy-carbide.

Since September 2013, Chinuka has been granted a full patent on its proprietary Chinuka Process in the U.K., China and Russia. Chinuka is awaiting further grants from international patent authorities to cover and protect the Chinuka Process in North America, Brazil, Chile, and India.

TZMI Scoping Study

In September 2014, the Company entered into a Consultancy Agreement with TZMI of Australia, an independent consultancy providing both market and technical advice to companies operating in the TiO2 and other industries. Their mandate, at a scoping level, was to review the proposed rutile mining and processing activities at Cerro Blanco, and based on their assessment and knowledge of other similar sized operations, to propose possible changes which could lower the future capital and operating costs at Cerro Blanco. The report, among other proposals, considered the greater use of spirals in the gravity pre-concentration stage and the subsequent reduction in size of the flotation area.

The Company has recently received the final report and is evaluating the findings. There appear to be many positive initiatives in the study, which if supported by corroborative work, could have a positive effect in lowering both capital and operating costs.

Financing

On December 4, 2013, we entered into a $10,000,000 financing by means of a binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a director, Chief Executive Officer, and a shareholder of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units was $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s Common Stock and one warrant to purchase one share of Common Stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”).

On April 14, 2014, pursuant to the MOU, the Company sold 5,000,000 Second Tranche Units for $2,000,000.

On July 30, 2014, the MOU was amended. The parties agreed to increase the amount of the investment by up to $5,000,000 in Second Tranche Units.

Pursuant to the MOU, on August 12, 2014, the Company received $2,500,000 through the sale of 6,250,000 Second Tranche Units. These 6,250,000 Second Tranche Units, including 5,625,000 Second Tranche Warrants.

Other Corporate Matters

•

In July 2014, we completed corporation registration for Cerro Blanco Titanium Corporation Shenzhen in Shenzhen, China as a wholly owned subsidiary under direct control of White Mountain Titanium (Hong Kong) Limited which was reactivated.

•	Effective August 15, 2014, we appointed Eric Gan as the Chief Financial Officer of the Company.
•

On September 30, 2014, we terminated the service agreement with Chapelle Capital Corp. owned and controlled by Brian Flower. Mr. Flower no longer serve as Executive Vice President and director of the Company after the termination date.

•	We issued 70,000 bonus common stock shares to Lan Shangguan on her termination date, our former Chief Financial Officer, to reward her service during the transition period.
•

Pursuant to the terms of the Company’s 2010 Stock Option/Stock Issuance Plan (the “Plan”), we granted to Kin Wong, our Chief Executive Officer options to purchase up to 400,000 shares of common stock; granted to Wei Lu, our Executive Director options to purchase up to 300,000 shares of common stock; granted to Greg Weigang Ye, our Director, options to purchase up to 175,000 shares of common stock; granted to Yee Ya Pei, our Director, options to purchase up to 200,000 shares of common stock. These options are fully vested and are exercisable at $0.45 per share. The options granted to Kin Wong and Wei Lu will expire on December 31, 2017. The options granted to Greg Weigang Ye and Yee Ya Pei will expire on October 2, 2017.

•	We amended the terms of the warrants issued to Brian Flower, our former Executive Director, and Mike Kurtanjek, our President and Chief Operating Officer. The amended terms reduce the number of warrant shares from 1,000,000 to 300,000, change exercise price from $1.50 per share to $0.65 per share, and extend the expiration date to December 31, 2017 for each person.

Competition

If we were to commence production, we would compete with a number of existing titanium dioxide concentrate producers, including Iluka Resources Inc., Richards Bay Iron and Titanium Pty. Ltd., QIT-FeretTitane Inc., and Sierra Rutile Limited as well as other projects proposed for development. Each of the existing producers has an operating history as well as proven reserves and resources. However, the majority of their collective production is in the form of ilmenite or synthetic rutile, not natural rutile.

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

Management believes that the location of the Cerro Blanco project provides us with a number of competitive advantages. The property is located in a designated mining region, at a low elevation, near the coast and three towns from which it will be able to draw manpower, supplies and equipment. The area has a sunny climate and good infrastructure including road and rail transport links, line power and water. The working port of Huasco, which is capable of handling 70,000 tonne ships, is only 30 kilometers northwest of Cerro Blanco and provides seaborne access to the high growth markets of South America and Asia as well as North America and Europe.

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation. Nevertheless, as a condition to placing the property into production, we have submitted the EIS for review and approval.

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

In 1994 Chile adopted legislation establishing general environmental norms which must be followed in activities such as mining. This legislation requires us to prepare an Environmental Impact Statement which must include a description of the project and a plan for compliance with the applicable environmental legislation. It must also include base line studies containing the information relative to the current components of the existing environment in the area influenced by the project. Further, it must consider the construction, operation and closure/abandonment phases of the project. It must also include a plan to mitigate, repair, and compensate, as well as risk prevention and accident control measures, to achieve a project compatible with the environment. The study must be presented to the community for comment and to the regional arm of the National Environmental Commission for approval.

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

Employees

Our staffing level consolidated with our subsidiaries consists of thirteen staff in total, ten of whom are full-time. With a small in-house engineering team on staff, we continue to depend upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have, at this stage, any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

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

Our financial statements as of and for the years ended December 31, 2014 and 2013 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2014, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2014, we have continued to experience losses from operations. We have continued to fund operations through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned mineral exploration activities and completing a feasibility study on our mining concessions. Our ability to continue as a going concern following the completion of the feasibility study on our mining concessions is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

We have been engaged in the exploration of minerals for several years and have not generated any historical revenues relating to our mineral exploration activities. We have incurred cumulative net losses of $55,533,880 from these activities through December 31, 2014, and anticipate a net loss until we are able to commence principal mining operations, if ever. During this exploration stage we have no source of funding to satisfy our cash needs except for our existing cash resources, which management estimates will not be sufficient to meet our cash needs to complete all of our planned mineral exploration activities and a feasibility study. The scope and cost of a feasibility study will be dependent upon factors such as plant size and process recovery design, neither of which will be known until further metallurgical testing and product marketing are completed. As such, we have no plans for revenue generation and we do not anticipate revenues from operations unless we are able to locate an economic ore body, commence principal mining operations, and are able to sell the concentrate. There is no assurance that management’s estimates of the costs of exploration and completion of the feasibility study are accurate, or that contingences will not occur which will increase the costs of exploration. Even if we locate an ore body, we may not achieve or sustain profitability in the future. If we are unable to secure additional financing and do not begin to generate revenues or find alternate sources of capital before our cash resources expire, we will either have to suspend or cease operations.

We have entered into off-take agreements which are conditioned upon our ability to commence principal mining operations within certain dates which if not met could result in the loss of these off-take agreements.

We have entered into two definitive off-take agreements which are conditioned upon our commencing production by September 30, 2014 in one case and by December 31, 2014 in the other. Failure to meet these deadlines would mean that these off-take agreements may be terminated by the purchaser at any time following the deadlines. Neither party indicates the agreements should be terminated. It is the Company's intention to re-negotiate these contracts on the completion of the BFS.

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

Currency fluctuations may affect our costs as a significant portion of our expenses are incurred in Chilean pesos. During the last six months the exchange rate of pesos to the U.S. dollar has fluctuated from 551 to 606. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period. Although the trend in the exchange rate fluctuation favored us by saving our operating costs in Chile, any decrease in the exchange rate in the future will increase our operating costs in Chile.

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

In general the environmental application review and enforcement process in Chile has been significantly toughened over the past years. As a consequence, EIS are much longer and the vast majority of the applications are not approved. The public review process usually results in hundreds if not thousands of queries, all of which must be addressed in detail as an amendment to the application, which then gets reviewed, frequently with additional qualifications requested within the 45-day period following submission of the responses. We submitted our EIS application in February 2013. In July, 2013 we received 550 comments on the application. On July 1, 2014, SEA sent the Company a second round of questions and comments, 70% fewer than were raised in the first round. Following official receipt of the second round of questions and comments, the Company was given 90 working days to prepare and file a written response with SEA. This work was completed and the report, filed in October 2014. During November and December 2014, the Company received less than 100 comments and questions from the environmental authorities, and these questions have now been addressed, and submitted. If we are unable to adequately satisfy regulators with these or subsequent responses, we will not be granted necessary mining permits to commence operations. In addition, we are not able to control the length of the review process and excessive delays could have a material negative impact on our cash flow and proposed business operations.

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

As of March 27, 2015, we had 86,880,392 shares of common stock issued and outstanding, outstanding warrants to purchase up to 21,487,585 shares of common stock, and outstanding options to purchase up to 1,375,000 shares of common stock. We also have existing contracts which call for the issuance of up to 1,275,000 additional shares upon the occurrence of certain events. All of the warrants and options are immediately exercisable. The sale of these shares may adversely affect the market price of our common stock.

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

Section shown
CHILE
Pacific Ocean
CHANARAL
El Barquito
El Salado
DIEGO DE ALMAGRO
El Salvador
Potrerillos
Agua de la Falda
Manto Verde
Laca de Oro
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
COPIACO
Punta del Cobre
Ojos del Salado
TIERRA AMARILLA
Cerro Blanco Project
La Candelaria
Los Loros
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
Algarrobo
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. We have converted 33 of our existing exploration licenses into exploitation licenses. The tax payments for March 2012, 2013 and 2014 were $107,159, $107,275, and $66,897, respectively, at the prevailing exchange rate. Drop of several no commercial value property claims and favorable exchange rate contributed to a significant decrease in the tax payment for 2014. We anticipate that the tax payment for 2015 will be about the same as that of 2014.

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

The significant portion of the surface rights for the Cerro Blanco project are owned by Agrosuper, a large Chilean agricultural concern, as well as local communities. In 2010, the Company commenced discussions with Agrosuper, and local communities, to establish a mutually acceptable access corridor to the mine site. In addition to road traffic, it was envisaged that this corridor would also be used to bring line power and process water to site. Upon completion of the final feasibility study, we intend to continue to advance discussions with Agrosuper to acquire the surface rights either through negotiation or through the courts. This is an ongoing progress. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

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

Exploration History

In 1990 - 1991, the western half of the property, then referred to as BarrancaNegra, was held under option by Adonos Resources of Toronto, Canada, who conducted extensive rock sampling, geological mapping and 450 meters of trenching.

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

In June 2000, a review and summary of prior exploration programs and results was conducted by an independent geological consultant on behalf of Dorado Mineral Resources N.L. A cross-sectional estimation of the resource potential of the Cerro Blanco deposit based on the prior drilling and surface sampling was completed as part of this study. Later the same month a scoping study based on level plans produced for the area of highest density drilling was undertaken on behalf of Dorado RecursosMinerales Chile S.A. by TecniterraeLimitada, a Santiago based group of consulting mining engineers. In 2000, a further study was commissioned by Dorado RecursosMinerales Chile S.A. to supervise the collection of a second bulk sample of 25 tonnes for metallurgical testing. Also during this program the Cerro Blanco area was geologically re-mapped.

In August 2001, ownership of the property was transferred to Kinrade Resources Limited. Subsequent to these events, Kinrade defaulted on its obligations and was unable to meet the payment schedules as required under contract.

In the fall of 2003, ownership of the property passed to Sociedad Contractual Minera White Mountain Titanium, formerly known as CompañíaMinera Rutile Resources Limitada, the wholly owned subsidiary of White Mountain Titanium Corporation. The purchase was completed in September 2005.

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

Planning and execution of the both drill programs was closely linked to previous metallurgical test work. The principal focus was to target titanium resources which would yield a high grade TiO2concentrate from conventional flotation. After an extensive evaluation of historic data, our contract geologists devised an ore ranking system, MR1 (“Mine Rank 1”) through to MR4, with ranks MR1 and MR2 producing the best, and most commercially acceptable chemical product specifications. Both historic drill data and data from these two drilling campaigns was input into a geological model. This geologic model, together with other datum such as metallurgical test work, ore ranking and rock mechanics, then formed the basis of an integrated resource model.

During 2007, the Company’s geological team undertook and extensive geochemical sampling program to the south and southwest, principally focused on the Eli prospect. Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1,100 meters by 900 meters. These were sent for chemical assay.

Samples showed mineralization with TiO2 grades in the range 1.0%to3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2, respectively. The Company followed up by building a 12 kilometer, five meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program involving two diamond drill rigs commenced in late April, 2008 and ran through June. Approximately 4,000 meters of drilling was completed and the results indicated that the Eli prospect has the potential for high TiO2 grades, geologically it is more complex than either Las Carolinas or La Cantera.

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

For engineering design purposes, the Assessment adopted a base case set of assumptions, the major assumptions being the construction of an open pit mine, processing plant and ancillary facilities capable of producing 100,000 tonnes per year of high grade rutile concentrate grading plus 94.5% TiO2 at start up, scaling to 130,000 tonnes per year in production Year 4 at an assumed undiluted head grade to the plant of 2.3% TiO 2. Mining would commence on the Las Carolinas prospect and feed would be conveyed downhill to a processing plant located less than two kilometers to the northeast. Within the plant, the process flow sheet consisted of a semi-autogenous grinding mill, gravity pre-concentration and column flotation circuits and high intensity magnetic separation with process water sourced from a desalination plant constructed at the port of Huasco.

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

Following crushing to minus ½ inch, mill underflow was fed to a gravity pre-concentration circuit which consisted of a fine fraction recovery cyclone as well as middlings and coarse fraction mechanical vibrating tables. The mechanical vibrating tables concentrated the higher specific gravity, natural rutile while rejecting some 50% by volume of the lower specific gravity feed material. The result of gravity pre-concentration was to upgrade the natural rutile being processed from an initial grade of 2.9% TiO2 to a grade of approximately 5.0% TiO2. Upgraded material from the gravity pre-concentration circuit was fed to a conditioning tank for pH adjustment and from there to a conventional flotation circuit for further recovery, concentration and cleaning. Flotation feed from the conditioning tank was passed to rougher, scavenger and five cleaning flotation stages, where the majority of the natural rutile was recovered and concentrated. An acid pH in the flotation circuit between 3.5 and 4.75 was maintained in the flotation circuit. Tailings from the flotation circuit could form the feed source for a feldspar recovery circuit.

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

Following completion of the Stage 2 pilot plant test work, we conducted further optimization test work on the rutile process flow sheet, specifically the use of spirals and Knelson concentrators in the gravity pre-concentration circuit and the use of sea water as the aqueous medium in the flotation circuit. In January 2010 we released results from this optimization test work which stated that spirals were a viable alternative to mechanical vibrating tables in the pre- concentration circuit and that comparable concentrate grades and recoveries were obtained using sea water versus fresh water as the aqueous medium in the flotation circuit.

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

In April 2014, the Company completed and filed a written response with SEA, Servicio de Evaluación Ambiental, to a first round of questions and comments posed during a public review of the Company’s EIS application. On July 1, 2014, SEA sent the Company a second round of questions and comments, 70% fewer than were raised in the first round. As importantly, by the second round almost half of the government ministries had no further questions or comments and, of those raised, most sought further clarification centered on three issues: water, disaster contingencies and resettlement and community issues.

Following official receipt of the second round of questions and comments, the Company was given 90 working days to prepare and file a written response with SEA. This work was completed and the report, filed in October 2014.

During November and December 2014, the Company received less than 100 comments and questions from the environmental authorities, and these questions have now been addressed, and submitted.

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

		High	Low
FISCAL YEAR ENDED	First	$0.65	$0.94
DECEMBER 31, 2013	Second	$0.53	$0.75
	Third	$0.46	$0.69
	Fourth	$0.30	$0.58

FISCAL YEAR ENDED	First	$0.44	$0.43
DECEMBER 31, 2014	Second	$0.37	$0.37
	Third	$0.43	$0.32
	Fourth	$0.34	$0.29

Holders

At March 27, 2015, we had approximately 171 record holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our common stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended December 31, 2014, without registration under the Securities Act that have not been previously reported.

Shareholder’s Rights Plan

On January 18, 2011, we entered into a Rights Agreement (the “Rights Agreement”), dated January 18, 2011, between us, our transfer agent, Interwest Transfer Company, Inc., as Rights Agent (the “Rights Agent”). In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of our common stock, payable to stockholders of record on January 28, 2011. Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of one share of Series B Junior Participating Preferred Stock at a price of $4.00 per one one-thousandth share (the “Purchase Price”), subject to adjustment.

Initially, the Rights were attached to all certificates representing shares of our common stock then outstanding, and no separate certificates evidencing the Rights would be distributed. The Rights will separate from our common stock and a distribution of Rights Certificates (as defined below) will occur upon the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 15% or more of the outstanding shares of our common stock (the “Stock Acquisition Date”) or (ii) ten business days (or such later date as the Board of Directors may determine) following the commencement of, or the first public announcement of the intention to commence, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 15% or more of the outstanding shares of our common stock (the earlier of such dates being called the “Distribution Date”).

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

Results of Operations

We recorded a loss for the year ended December 31, 2014, of $7,751,071 ($0.10 per weighted average common share outstanding) compared to a loss of $4,493,817 ($0.07 per weighted average common share outstanding) for 2013, representing an increase in the amount of $3,257,254.

Excluding one-time charge of $1,477,774 for write-off of unamortized technology rights due to impairment loss and other items such as interest and foreign exchange, our loss from operations was $6,205,330 for the year ended December 31, 2014(2013: $4,405,662), an increase of $1,799,668.

A significant increase in operating expenses in 2014 compared to 2013 was primarily due to increase in exploration expense, increase in management fee and director and officer consulting fee, and increase in consulting fee relating to equity financing. The analysis of these expenses is as follows:

•	Exploration expense of $2,403,199 for 2014 as compared to $1,725,190 for 2013, a 35% increase of $678,009. The increase is due to more consulting and geological works necessary to complete the EIS. At the end of year 2014, the EIS project is close to completion.

•	Consulting expense of $570,985 for 2014 as compared to $204,057 for 2013. Consulting fees paid to financial adviser for the first and second tranche equity finance and other finance consulting contributed an increase of $273,928 in consulting expense during 2014. Engaging TZ Minerals International Pty Ltd, a mineral marketing and consulting firm caused $93,000 increase in the expense.
•	Management and Consulting fees for directors and officers increased by $794,874 to $1,663,365 for 2014 from $868,491 for 2013. The increase was primarily from non-cash expense for stock based compensation ($197,400 for stock issued and $163,892 for options granted to directors and officers pursuant to our 2010 stock/option plan, $376,588 for amortization of grant date fair value of warrants and amendment of these warrants originally issued to an existing and a former executive officer and $47,768 for bonus shares issuable upon meeting certain performance and market conditions). Increased management service also contributed to the increase of consulting fees in 2014.

Advertising and Promotion expense was $36,286 (2013: $35,367), the same level as for 2013.

Professional fees were $425,368 (2012: $275,756), the increase was consistent with the significant increase in the level of exploration activities we conducted during 2014 for the EIS project and establishing Hong Kong and China operations.

For 2014, we ceased providing funds to Chinuka process research due to cash restraints. As a result, Research and Development expense decreased to $8,197 (2013: $335,188). Ceasing to fund Chinuka caused a write-off of our Technology Rights, a long-lived asset, as management concluded the carrying amount of the intangible asset may not be recoverable.

Travel and vehicle expense was $284,913 (2013: $165,181). Travel expense increased as a result of increased activities associated with raising funds and attendance of industry conferences.

Liquidity and Cash Flow

As of December 31, 2014, we had working capital of $747,390 (2013: $1,692,148) including $949,806 (2013: $2,056,996) of cash.

Cash used in operating activities totaled $5,130,308 (2013: $3,742,216). As discussed earlier on the results of operation, the increase of cash used in operating activities is a result of increased activities in completion of the EIS project, increase in consulting and management service, resuming operation in Hong Kong and initiating operation in China. For the cash used, $2,403,199 of this amount was spent on exploration and technical work related activities in association with EIS project, $1,370,938 on management fees, $1,092,086 on consulting and professional service and the balance on general and administrative expenditures during the current year.

Cash used in investing activities was $161,882 (2012: $78,259). During the year, the majority of the spending ($124,000) was from renovation of an office we leased for China operation and purchase of furniture for office use. The rest was used in purchase of mining equipment and access rights on an easement.

In 2014, we raised a total of $4,185,000 in net cash through financing activities (2013: $4,750,751). Two private placements were completed for gross proceeds of $4,500,000 less selling commissions, finders’ fees and legal fees of $315,000. The proceeds were used to support our operating activities during the year.

We have prepared a 2015combined operating budget which incorporates general corporate and administrative expenses as well as a base case of Chilean operations plus expenditures to complete the EIS project.

We anticipate 2015expenditures on our Chilean operations including EIS expenditure to be as follows:

Equipment &Desalination Plant Site	$242,785
Additional Process Test Work	33,776
Environmental	417,009
Technical Staff	627,976
G & A	802,828
Total	$2,124,374

Our planned work programs for 2015 under the current budget, once completed, will enable us to obtain the approval of the EIS, commence fundamental engineering work and continue environmental dust monitoring. As discussed in this document, we have a total of $3.5million committed from the sale of Second Tranche Units pursuant to a MOU dated April 10, 2014 with the Investor. We anticipate that our current cash holding plus the committed net $3.4million will provide sufficient funding to carry out our planned work programs as well as to finance the necessary general corporate and administrative expenses in 2015.

We anticipate that we will need to raise additional funds in order to complete Bankable Feasibility Studies (the “BFS”). We estimate that approximately $4,000,000 - $5,000,000 in additional funding would be needed to complete work necessary for the BFS. If we are able to raise a further $1,300,000 - $1,500,000, we will undertake additional exploration work on those prospects that exhibit large geophysical signatures and/or high TiO2 grades at surface, as recommended by our NI 43-101 Consultants. If successful, this work could significantly increase the scale of our project.

We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit and the expected $3,500,000 from the final sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, would delay any decision regarding the viability of operations while likely increasing future costs, and would affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

During the year ended December 31, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Estimates

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

During the year ended December 31, 2014, the Company granted bonus shares to management issuable based on certain market and performance conditions. In addition, the Company issued shares held in escrow with performance conditions. Further, the Company modified warrants issued in 2010. All these share-based compensations were accounted for in accordance with ASC 718.

The Company ceased funding the research of Chinuka Process in 2014. We assessed the impact on our technology rights relating to Chinuka Process and, to be prudent, we recognized an impairment loss by writing off the carrying value of this intangible asset based on our assessment.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Kin Wong, and our principal financial officer, Eric Gan, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

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

Management assessed our internal control over financial reporting as of December 31, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth as of March 27, 2015, the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate them.

			Director
Name	Age	Positions	Since	Employment Background
Kin Wong	46	Director, Chairman, Chief Executive Officer	2014

Mr. Wong has served as our Chairman and Chief Executive Officer since 2014 and has over 20 years of successful operation, business development and restructuring, and investment experience. He founded and since 2009 has been the Chairman and CEO of both Zhejiang Jingyue Oriental Hotel Management Co. and Zhejiang ShiliQianXi Tourism Development Co., a leading tourism and commercial property development firm in Zhejiang Province. From 2006 to 2009, he was the founder and Chairman of Dongguan Xingyu Property Development Co. and Hong Kong Yuxin Properties, during which tenure he successfully developed a luxury commercial and residential hybrid property. Prior to that, he worked for the hotel and property development arm of China Travel Service Holding Hong Kong Limited for over 10 years with progressive managerial responsibilities to eventually become the CEO of a major subsidiary -- Guangzhou Yishun Property Development Co. in 2003, overseeing several billions of Chinese Yuan worth of hotel, office, shopping mall and high end residential property development, restructuring, and investment. Mr. Wong obtained his MBA from Jinan University in 1995.

Michael P. Kurtanjek	63	Director, President, Chief Operating Officer	2004

Mr. Kurtanjek has served as our President since February 2004 and as our Chief Operating Officer since 2014. Mr. Kurtanjek holds a Ph.D. in Metallurgy from the University of Birmingham, U. K. In 1978 he joined British Steel, and worked on a variety of metallurgical projects in Europe, the Middle East and Asia through 1988. From 1988 to 1995, he worked in investment banking with James Capel& Co. and Credit Lyonnais Securities. From 1995 to 2004, he was a director of Grosvenor Corporate Capital Ltd., a private business consulting firm.

Howard M. Crosby	61	Director	2004

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

Wei Lu	47	Director	2008

Wei Lu has been a partner of Cybernaut Capital Management Ltd, a private equity firm with a Greater China regional focus since 2008, and has over fifteen years of diverse experience in investment research and management as well as business operations. From 2005 until 2007 he was previously a vice president of The Blackstone Group, assisting in managing an Asia Pacific investment fund. Prior to Blackstone, from 2004 to 2005, he was a vice president and senior analyst at Oppenheimer Asset Management and a vice-president and senior analyst at Bank of New York Capital Markets from 1998 to 2001. From 2001 until 2004 he was also a co- founder and CFO of the San Francisco headquartered internet technology and consulting firm SRS2 Inc. Mr. Lu received an MBA degree from Northeastern University in 1993, an MS in Economics from the University of Connecticut in 1992, and a Bachelor of Science degree in International Business from Shanghai Jiaotong University in 1988. Mr. Lu is a Chartered Financial Analyst Charter holder.

John J. May	62	Director	2008

Mr. May has been the managing partner of City and Westminster Corporate Finance LLP, a financial consulting firm, registered under the UK FCA since April 2008. He has also been the senior partner of John J. May Chartered Accountants since July 1994. He retired as a senior partner, of 17 years standing, from Crowe Clark Whitehill, an International Accountancy firm, in June 1994. Mr. May is the Chairman of; Red Leopard Holdings PLC, a mining company and of Hayward Tyler Group Plc, an engineering company and a director of Pires Investments Plc, which are all listed on the AIM in the UK. He is Chairman of the Genesis Initiative Limited, a lobbying group for small and medium sized businesses to the UK Government. An elected Councillor for the Borough of Surrey Heath since 2003, he is also a Freeman of the City of London.

Yee Y (Sue) Pei	52	Director	2014

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

Weigang Greg Ye	45	Director	2014

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

Eric Gan	52	Chief Financial Officer	--

Mr. Gan has served as our Chief Financial Officer since July 2014. From November 2011 to the present, Mr. Gan has worked as a Senior Financial Consultant for The Goetzman Group Inc., a company that provides financial staffing services to Fortune 500 companies. As part of his employment, Mr. Gan is responsible for reviewing financial schedules, account variance analysis and reconciliations, accounting process reengineering, and Sarbanes-Oxley compliance. During to his employment with the Goetzman Group Inc., Mr. Gan served as Chief Financial Officer for China SLP Filtration Technology, Inc., a U.S. public company located in China. As Chief Financial Officer, Mr. Gan’s responsibilities included working with auditor and securities counsel on SEC filings and preparing financial statements in accordance with U.S. GAAP for inclusion with SEC filings. Mr. Gan was awarded a Master of Accounting from the University of Southern California, Los Angeles, California, a Master of Arts from Fudan University, Shanghai, and a Bachelor of Arts from Nanchang University, Nanchang, P.R. China.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

Leadership Structure

Mr. Wong serves as our Chief Executive Officer and as Chairman of our Board of Directors. The Board attempts to ensure that thorough, open and honest discussions take place at all Board and committee meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

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

Shareholder Communications

The Company encourages stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Michael P. Kurtanjek, President, Augusto Leguia 100, Oficina 1401, Las Condes, Santiago Chile.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

			Stock	Option	All Other
Name and Principal		Salary(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)
Kin Wong	2014	81,000	8,995	60,982	nil	150,977
CEO	2013	nil	nil	nil	nil	nil

Michael P. Kurtanjek	2014	240,000	42,000	188,294	27,363	497,657
President and former CEO	2013	240,000	nil	nil	27,363	267,363

Brian Flower	2014	158,200	74,788	188,294	nil	421,282
Former Executive Vice President	2013	210,000	nil	nil	nil	210,000

(1)	Amounts shown represent base salary earned or paid during the fiscal year pursuant to management service agreements described below.

(2)

The grant date fair value of all stock and option awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2014, the Company issued 100,000 shares of common stock to Mr. Kurtanjek and Mr. Flower respectively. For fiscal 2014, we have granted 400,000 stock options to Mr. Wong. Amended warrants granted to Mr. Kurtanjek and Mr. Flower from 1,000,000 warrants to 300,000 warrants each and committed to issuing 300,000 and 200,000 bonus shares to Kin Wong and Brian Flower respectively based on meeting certain performance and service conditions. These options/warrants are fully vested immediately after the grant date.

(3)	The additional compensation for Mr. Kurtanjek represents the cost to us to maintain an apartment for him in Chile.

Executive Employment Agreements

Kurtanjek Management Services Agreement

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

On September 29, 2014, the Compensation Committee recommended and the Board approved an amendment to the existing Management Services Agreement with Michael P. Kurtanjek pursuant to which changes were made to the compensation payable to Mr. Kurtanjek which are summarized as follows:

•

Commencing retroactive to August 1, 2014, and until the month during which the Company receives regulatory approval of the EIS, Mr. Kurtanjek will not receive $5,000 of his $20,000 monthly salary. The unpaid portion will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS.

•

On or about February 7, 2010, the Company granted to Mr. Kurtanjek a five-year incentive warrant to purchase up to 1,000,000 shares of common stock of the Company at $1.50 per share. The warrant was amended as follows: (i) the expiration date of the warrant was extended to December 31, 2017; (ii) the number of warrants was reduced to 300,000; and (iii) the exercise price of the warrants was reduced to $0.65.

•	Mr. Kurtanjek retains his right to participate in the Company’s annual share compensation pool, but the right to at least 25% of the pool has been eliminated.

On December 30, 2013, the Board of Directors approved the grant of 100,000 fully-vested shares of Common Stock of the Company to Mr. Kurtanjek for services performed as a director and officer to be issued upon approval of the EIS.

The Rich Top Agreement

Under the terms of the Rich Top Agreement, Mr. Wong agreed to serve as Chairman and Chief Executive Officer of the Company and his company will provide designated management services. The terms of the agreement are retroactive to July 1, 2014, when Mr. Wong first began providing the services. The base amount payable under the agreement is $13,500 per month, plus reimbursable out of pocket expenses. Effective August 1, 2014, and until the month during which the Company receives regulatory approval of its EIS, $1,700 of this base amount will not be paid but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS. As a signing bonus, the Company granted to Mr. Wong options to purchase up to 400,000 shares of common stock pursuant to the terms of the Company’s 2010 Stock Option/Stock Issuance Plan (the “Plan”). These options are fully vested, will expire on December 31, 2017, and are exercisable at $0.45 per share. In addition, the Company has agreed to grant Mr. Wong the following stock bonuses under the Plan: (i) 300,000 shares after the closing price of the Company’s stock has been maintained at or above the price of $1.00 per share for at least two thirds of the trading days during any 30-consecutive-trading-days’ period, (ii) 500,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital of not less than $10,000,000, excluding the current funding as provided in the Binding MOU, as amended; and (iii) 200,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange in Asia. Mr. Wong will also be entitled to participate in the Company’s annual management share compensation pool. The Company has agreed to provide him with the use of office space at the Company’s offices. The agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

On September 29, 2014, the Board of Directors of the Company approved the grant of 400,000 fully-vested options to Mr. Wong. The options are exercisable at $0.45 and expire December 31, 2017.

Chapelle Management Services Agreement

On August 1, 2009, we entered into a Management Services Agreement with Chapelle Capital Corp., a company partly owned by Brian Flower, a former executive officer and director. Under this agreement Mr. Flower was to act as our Executive Chairman and provide management services. This agreement was amended effective January 1, 2010 and May 1, 2011. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Flower’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $13,340. The term of the amended agreement was to expire on December 31, 2015, and could be automatically extended for additional one-year terms unless it is terminated by us six months prior to December 31, 2015, or six months prior to any extended period. The agreement could also be terminated by either party without cause upon six months’ written notice. Mr. Flower was also entitled to participate in our annual management share compensation pool and will receive not less than 25% per year from such pool. The amended agreement also provided for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. Mr. Flower was also eligible to receive stock bonuses upon achieving the following milestones: 300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital; 200,000 shares upon listing of the common stock on a senior exchange; and 200,000 shares upon completion of a final feasibility study.

On September 29, 2014, the Compensation Committee recommended and the Board approved an amendment to the existing Management Services Agreement with Chapelle Capital pursuant to which changes were made retroactive to March 1, 2014:

•	The amount of time required under the agreement was reduced from 80% of Mr. Flower’s time to 60% of his time.

•	The termination date of the agreement was set as September 30, 2014, to coincide with the closing of the Company’s Vancouver office.

•	Mr. Flower relinquished his right to bonus shares except for a bonus of 200,000 shares of common stock upon completion of the EIS, even if this occurs after expiration of the term of the agreement.

•

On or about February 7, 2010, the Company granted to Mr. Flower a five-year incentive warrant to purchase up to 1,000,000 shares of common stock of the Company at $1.50 per share. The warrant was amended as follows: (i) the expiration date of the warrant was extended to December 31, 2017; (ii) the number of warrants was reduced to 300,000; and (iii) the exercise price of the warrants was reduced to $0.65.

•	Mr. Flower will receive 100,000 shares under the Company’s annual share compensation pool for 2014 and has eliminated the right to at least 25% of the pool.

•

Following the expiration of the Chapelle Capital Amended Agreement, Mr. Flower has agreed to make himself available on a project-by-project basis to assist the Company on its Cerro Blanco project under terms which the parties intend to negotiate prior to Mr. Flower performing these post-expiration services.

Mr. Flower has resigned as Executive Chairman, Executive Vice-President, and director of the Company.

On December 30, 2013, the Board of Directors approved the grant of 100,000 fully-vested shares of Common Stock of the Company to Mr. Flower for services performed as a director and officer.

Equity Awards

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Number of
Securities
Underlying
Unexercised
		Options	Option
		(#)	Exercise Price	Option Expiration
Name	Grant Date	Exercisable	($)	Date
Kin Wong	10/2/14	400,000	0.45	12/31/2017

		Stock Awards
		Number	Market
		of Shares	Value of
		or Units	Shares of
		of Stock	Units of
		that Have	Stock that
		Not Vested	Have Not Vested
Name	Grant Date	(#)	($)
Michael Kurtanjek	09/28/14	200,000(1)	68,000
	09/28/14	200,000(2)	68,000
	09/28/14	300,000(3)	102,000
Kin Wong	09/28/14	500,000(4)	170,000
	09/28/14	200,000(2)	68,000
Brian Flower	09/28/14	200,000(5)	68,000

(1)	Will vest upon reaching final feasibility.
(2)	Will vest upon listing with senior exchange.
(3)	Will vest upon reaching stock price greater than $1.00 for a period of time
(4)	Will vest upon signing of first definitive strategic alliance agreement and/or arrangement of project capital.
(5)	Will vest upon completion of EIS

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

There are 8,590,450 shares of our common stock authorized for non-statutory and incentive stock options and stock grants under the plan, which are subject to adjustment in the event of stock splits, stock dividends, and other situations. The number of shares of our common stock available for issuance under the plan will automatically increase by an amount such that on the first trading day of January each calendar year during the term of the plan, beginning with calendar year 2011, the number of shares of our common stock reserved and available for issuance under the plan will represent 10% of the total number of shares of our common stock outstanding on the last trading day in December of the immediately preceding calendar year.

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

Director Compensation

The following table sets forth certain information concerning the compensation of our directors, excluding the named executive officers whose total compensation is set forth in the Summary Compensation Table above, for the last fiscal year ended December 31, 2014:

DIRECTOR COMPENSATION

	Fees Earned or
	Paid in Cash(1)	Stock Awards	Option Awards	Total
Name	($)	($)(2)	($)(2)	($)
Howard M. Crosby	nil	25,200	nil	25,200
Wei Lu	3,500	33,600	45,737	82,837
John J. May	9,500	25,200	nil	34,700
Yee Y (Sue) Pei	7,000	nil	30,491	37,491
Weigang Greg Ye	4,000	nil	26,680	30,680

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

(2)

The grant date fair value of all stock and option awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2014, the Company issued 60,000 shares of common stock to Messrs. May and Crosby, respectively, and 80,000 shares of common stock to Mr. Lu. For fiscal 2014, we have granted 300,000 stock options to Mr. Lu, 200,000 stock options to Ms. Pei, and 175,000 stock options to Mr. Ye. These options are fully vested immediately after the grant date.

Management and Business Agreements

Crosby Enterprises Business Consultant Agreement

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

On December 30, 2013, the Board of Directors approved the grant of 60,000 fully-vested shares of Common Stock of the Company to Mr. Crosby for services performed as a director.

The W Formation Agreement

Under the terms of the W Formation Agreement, Mr. Lu and his company will provide designated management services. The terms of the agreement are retroactive to April 1, 2014, when Mr. Lu first commenced providing the services. The base amount payable under the agreement is $13,500 per month, plus reimbursable out of pocket expenses. Effective August 1, 2014, and until the month during which the Company receives regulatory approval of its EIS, $1,700 of this base amount will not be paid but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS. As a signing bonus, the Company granted to Mr. Lu options to purchase up to 300,000 shares of common stock pursuant to the terms of the Plan. These options are fully vested, will expire on December 31, 2017, and are exercisable at $0.45 per share. In addition, the Company has agreed to grant Mr. Lu the following stock bonuses under the Plan: (i) 200,000 shares after the closing price of the Company’s stock has been maintained at or above the price of $1.00 per share for at least two thirds of the trading days during any 30-consecutive-trading-days’ period, (ii) 350,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital of not less than $10,000,000, excluding the current funding as provided in the Binding MOU, as amended; and (iii) 150,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange in Asia. Mr. Lu will also be entitled to participate in the Company’s annual management share compensation pool. The Company has agreed to provide him with the use of office space at the Company’s offices. The agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

On December 30, 2013, the Board of Directors approved the grant of 80,000 fully-vested shares of Common Stock of the Company to Mr. Lu for services performed as a director.

On September 29, 2014, the Board of Directors of the Company approved the grant of 300,000 fully-vested options to Mr. Lu. The options are exercisable at $0.45 and expire December 31, 2017.

Other Option Grants to Directors

On December 30, 2013, the Board of Directors approved the grant of 60,000 fully-vested shares of stock to Mr. May for services performed as a director.

On October 1, 2014, the Board of Directors approved the grant of 200,000 fully-vested stock options to Ms. Pei for services performed as a director.

On October 1, 2014, the Board of Directors approved the grant of 175,000 fully-vested stock options to Mr. Ye for services performed as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information furnished by current management and others, concerning the ownership of our common stock as of March 27, 2015, of (i) each person who is known to us to be the beneficial owner of more than five percent of our common stock, without regard to any limitations on conversion or exercise of convertible securities or warrants; (ii) each director and named executive officer; and (iii) directors and executive officers as a group:

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership(1)	Percent of Class(2)
Michael P. Kurtanjek	3,715,795(3)	4.30%
9 Church Lane
Copthorne
West Sussex, England
RH103PT

Howard M. Crosby	1,131,500	1.30%
6 East Rose Street
Walla Walla, WA 99362

Wei Lu	880,000(4)	1.01%
61 Wayne Road
Needham, MA 02494

John J. May	730,000(5)	*
2 Belmont Mews
Camberley
Surrey GU152PH

Kin Wong	3,493,927(6)	4.02%
Xinchang County Party Committee
Party School
Shiliqianxi Scenic Area
Qixing Street, Xinchang County
Zhejiang Province

Yee Y (Sue) Pei	400,000(7)	*
602 Phase 4 Zhuyu International
Mansion
9 Capital Gym South Road
Haidian District
Beijing, China

Weigang Greg Ye	289,000(8)	*
188 Yu-Yi Road
Shanghai, China

Executive Officers and Directors as a Group (7 persons)	10,640,222	12.25%

Rubicon Master Funds(10)	6,594,000	7.59%
c/o Rubicon Master Fund Management LLP
103 Mount St.
London W1K2TJ
United Kingdom

Knox, LLC(11)	5,769,231(12)	6.64%
1060 Vegas Valley Drive
Las Vegas, NV 89109

Marathon Capital Management, LLC(13)	6,248,644	7.19%
4 North Park Drive
Suite 106
Hunt Valley, MD 21030

Million Cheer Investment(14)	9,500,000(15)	10.93%
Flat A, 22/F, Tower 1, The Hermitage, No. 1 Hoi Wnag
Road, Tai Kok Tsui, Kowloon
Hong Kong
*Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, or other conversion privileges currently exercisable or convertible, or exercisable or convertible within 60 days of March 27, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 85,905,392 shares of common stock outstanding as of March 27, 2015.

(3)	Includes 300,000 stock purchase warrants and 21,350 shares deposited in a brokerage account.

(4)	Includes 382,500 shares issuable pursuant to vested options and 100,000 shares deposited in a brokerage account.

(5)	Includes 82,500 shares issuable pursuant to vested options.

(6)	Includes 700,000 stock purchase warrants, 400,000 shares issuable pursuant to vested options, and 5,000,000 shares owned by an entity which Mr. Wong controls.

(7)	Includes 100,000 stock purchase warrants and 200,000 shares issuable pursuant to vested options.

(8)	Includes 57,000 stock purchase warrants and 175,000 shares issuable pursuant to vested options.

(9)	Includes 1,000,000 stock purchase warrants and 50,000 shares deposited in a brokerage account.

(10)

Shares are held by Rubicon Master Fund, an exempted company incorporated in the Cayman Islands on 3 November 1999 under registration number 93790. The beneficial owners of Rubicon Master Fund are Rubicon Global Fund and Rubicon Global Partners LP with those entities having widely diversified beneficial owners. Rubicon Master Fund holds all voting rights with reference to its shareholding in the Company.

(11)	Fredrick J. Mancheski has sole voting rights to these shares for the entity.

(12)	Includes 1,153,846 shares issuable upon exercise of warrants.

(13)	James Kennedy has sole voting rights to these shares for the entity.

(14)	Hui Tang Liang has sole voting rights to these shares for the entity.

(15)	Includes 4,500,000 stock purchase warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2014, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

EQUITY COMPENSATION PLAN INFORMATION

Number of
	securities to be	Weighted-	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a) and (b))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	nil	--	640,001(1)
Equity compensation plans not approved by security holders	22,862,585(2)	$0.55	3,436,039(3)
Total	22,862,585		4,076,040

(1)	Represents outstanding options and shares available for future issuance under the 2005 Stock Option Plan.

(2)	Represents 21,487,585 warrants and options to purchase 1,375,000 shares issued under the 2010 Stock Option/Stock Issuance Plan.

(3)	Represents outstanding options and shares available for future issuance under the 2010 Stock Option/Stock Issuance Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena. We are obligated during the first four years of the agreement to make cumulative expenditure of $5,000,000 towards the development of the technology. During the years ended December 31, 2013, 2012, 2011 and 2010, we spent $335,188, $307,574, $276,760 and $166,802, respectively, for an aggregate of $1,086,324 toward the development of the technology. On or before September 15, 2015, we are obligated to make additional expenditures of $3,913,676 under this agreement. Michael P. Kurtanjek, our President and a director, and Brian Flower, our former Executive Chairman, Executive Vice President, and director, serve as two of the four directors of Chinuka and La Serena and own in excess of 10% of the equity interest in each entity. Howard M. Crosby, one of our directors, owns less than 10% of the equity interest in each entity and does not serve as a director or officer of either entity.

On December 4, 2013, we entered into a Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a shareholder and now Chairman, CEO, and director of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units is $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units is $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of the Company’s common stock (the “Common Stock”) and one warrant to purchase one share of Common Stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The closing of the sale of the first half of the First Tranche Units occurred on December 4, 2013, at which time the Company received $1,000,000 in proceeds, and the closing of the sale of the second half of the First Tranche Units occurred on December 13, 2013, at which time the Company received $1,000,000 in proceeds.

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

Pursuant to the MOU, on April 10, 2014, Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong, purchased 5,000,000 units (the “Second Tranche Units”). The purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one Second Tranche Warrant.

On July 30, 2014, the MOU was amended. The parties agreed to increase the amount of the investment by up to $5,000,000 in Second Tranche Units. Because of his ownership and management of the Investor, Mr. Wong, the Company’s Chairman and CEO, abstained from the vote by the Board of Directors approving the amendment.

On July 30, 2014, the Board of Directors of appointed Eric Gan to the office of Chief Financial Officer effective August 15, 2014. In connection with his appointment, Mr. Gan entered into a letter agreement with the Company pursuant to which the Company has agreed to pay him a monthly salary of $11,000 until the Company achieves certain milestones, at which time the monthly salary would increase to $12,500.

On January 27, 2015, the Compensation Committee recommended and the Board of Directors approved a Management Services Agreement with JPES Inc., a company owned and controlled by Mr. Gan (the “CFO Management Services Agreement”). The CFO Management Services Agreement was executed by the Company and Mr. Gan on January 27, 2015, and was effective retroactive to November 1, 2015. This agreement will superseded the prior letter agreement dated August 1, 2014, between the Company and Mr. Gan.

Under the terms of the CFO Management Services Agreement, Mr. Gan has agreed to continue to serve as Chief Financial Officer of the Company and his company will provide designated financial management services. The base amount payable under the agreement is $12,500 per month, plus reimbursable out of pocket expenses. Until the month during which the Company receives regulatory approval of its Environmental Impact Statement (“EIS”), $1,500 of this base amount will not be paid but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS. As a signing bonus, the Company granted to Mr. Gan options to purchase up to 300,000 shares of common stock pursuant to the terms of the Company’s 2010 Stock Option/Stock Issuance Plan (the “Plan”). These options are fully vested, will expire on December 31, 2017, and are exercisable at $0.45 per share. In addition, the Company has agreed to grant Mr. Gan the following stock bonuses under the Plan: (i) 200,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital, and (ii) 200,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange. Mr. Gan will also be entitled to participate in the Company’s annual management share compensation pool. The Company has agreed to provide him with the use of office space at the Company’s offices. The agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

Effective August 12, 2014, the Company entered into a termination agreement (the “Termination Agreement”) with Lan Shangguan in connection with her management services agreement through Red Creek Consulting Inc. The termination date of the agreement will be November 15, 2014 (the “Termination Date”). Ms. Shangguan previously received 70,000 shares under the Company’s Management Compensation Plan. These shares are being held in escrow pending completion of the Company’s environmental impact study on its Cerro Blanco project. These shares will be released to Ms. Shangguan upon completion of the EIS or the Termination Date, whichever occurs first. In addition, Ms. Shangguan was issued 70,000 fully vested shares of common stock for no cash consideration as a bonus for providing transitional services (the “Bonus Shares”). The Bonus Shares will be issued on or about the Termination Date under the stock issuance program of the Plan as an incentive for Ms. Shangguan’s cooperation during the transition to the new Chief Financial Officer.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2014and 2013. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2014 were $63,245 (2013- $59,679).

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2014and 2013.

Tax Fees

We paid $23,667 to our tax accountant and $1,845 to our auditors for tax related work in 2014(2013: - $14,991).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2014 and 2013.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013, 2012, and for the cumulative period from inception (November 13, 2001) through December 31, 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, 2012, and for the cumulative period from inception (November 13, 2001) through December 31, 2014

Consolidated Statements of Stockholders’ Equity from inception (November 13, 2001) through December 31, 2014

Notes to Consolidated Financial Statements

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here with
			File No.	Exhibit
3.1	Amended and Restated Articles of Incorporation	8-K	333-129347	3.1	9/9/13
3.2	Current Bylaws	8-K	333-129347	3.1	7/8/13
4.1	Specimen certificate for Registrant’s common stock	SB-2	333-129347	4.1	10/31/05
4.2	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent, as amended November 27, 2013	10-K	333-129347	4.2	3/14/14
4.3	Certificate of Withdrawal of Certificate of Designation, as filed with the Nevada Secretary of State on February 4, 2013	10-K	333-129347	4.3	3/15/13
10.1	2005 Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
10.2	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.3	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
10.4	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
10.5	Stock Issuance Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10
10.6	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.7	Amendment No 1 dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08

10.8	Amendment No. 2 dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.9	Amendment No. 3 effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.10	Amendment No. 4 effective May 1, 2011, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	10-K	333-129347	10.10	3/15/13
10.11	Amendment No. 5 dated September 29, 2014, to Management Services Agreement dated January 1, 2010, with Michael Kurtanjek*	8-K	333-129347	99.1	10/3/14
10.12	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.13	Option Agreement dated August 31, 2007, with Michael Kurtanjek*	10-K	333-129347	10.12	3/15/13
10.14	Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1/A	333-148644	10.29	12/15/09
10.15	Amendment No. 1 effective January 1, 2010, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	S-1	333-164963	10.30	2/12/10
10.16	Amendment No. 2 effective May 1, 2011, to Management Services Agreement dated August 1, 2009, with Chapelle Capital Corp.*	10-K	333-129347	10.15	3/15/13
10.17	Amended and Restated Management Services Agreement dated March 1, 2014 with Chapelle Capital Corp.*	8-K	333-129347	99.2	10/3/14
10.18	Warrant agreement dated February 7, 2010, with Chapelle Capital Corp.*	S-1	333-164963	10.31	2/12/10
10.19	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.20	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05

10.21	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.22	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08
10.23	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.24	Option Agreement dated August 31, 2007, with Howard M. Crosby*	10-K	333-164963	10.23	3/29/12
10.25	Option Agreement dated March 5, 2008, with John J. May*	10-K	333-164963	10.24	3/29/12
10.26	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-129347	10.1	8/10/09
10.27	Option Agreement dated March 5, 2009, with Wei Lu*	10-K	333-164963	10.26	3/29/12
10.28	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-129347	10.2	8/10/09
10.29	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10
10.30	Termination Agreement with Lan Shangguan	8-K	333-129347	99.1	8/15/2014
10.31	Option Grant Form dated October 1, 2012, with Lan Shangguan*	10-K	333-129347	10.32	3/15/13
10.32	Form of Warrant Agreement Unit Offering	8-K	333-129347	10.1	5/10/13
10.33	Binding Memorandum of Understanding dated December 3, 2013	10-K	333-129347	10.31	3/14/14
10.34	Amendment to Binding Memorandum of Understanding, dated September 11, 2014	10-Q/A	333-129347	10.1	2/27/15
10.35	Form of First Tranche Warrant (Included in Exhibit 10.34)	10-K	333-129347	10.32	3/14/14
10.36	Form of Second Tranche Warrant (Included in Exhibit 10.34)	10-K	333-129347	10.33	3/14/14

10.37	Management Services Agreement effective July 1, 2014 with Rich Top Management Limited*	8-K	333-129347	99.3	10/3/14
10.38	Management Services Agreement effective April 1, 2014 with The W Formation Group Inc.*	8-K	333-129347	99.4	10/3/14
10.39	CFO Management Services Agreement dated effective November 1, 2014*	8-K	333-129347	99.1	1/29/15
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries					X
23.1	Consent of Smyth Ratcliffe, LLP, independent registered public accounting firm					X
31.1	Rule 15d-14a Certification by Principal Executive Officer					X
31.2	Rule 15d-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 30, 2015	By:	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2015	By:	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Kin Wong	Director & Chairman	March 30, 2015
Kin Wong

/s/ Michael P. Kurtanjek	Director	March 30, 2015
Michael P. Kurtanjek

/s/ Howard M. Crosby	Director	March 30, 2015
Howard M. Crosby

/s/ Wei Lu	Director	March 30,2015
Wei Lu

/s/ John J. May	Director	March 30, 2015
John J. May

/s/ Yee Y (Sue) Pei	Director	March 30, 2015
Yee Y (Sue) Pei

/s/ Weigang Greg Ye	Director	March 30, 2015
Weigang Greg Ye

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2014.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation as at December 31, 2014 and 2013, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years ended December 31, 2014, 2013 and 2012, and the cumulative period from inception through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Mountain Titanium Corporation as at December 31, 2014 and 2013, and the result of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012, and the cumulative period from inception through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SmytheRatcliffe LLP
Chartered Accountants

Vancouver, Canada
March 27, 2015

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

As at	December 31, 2014	December 31, 2013

Assets
Current
Cash	$949,806	$2,056,996
Prepaid expenses	89,631	77,803
Receivables	25,468	33,519
Total Current Assets	1,064,905	2,168,318
Property and Equipment (Note 5)	278,015	194,594
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	-	1,788,886

Total Assets	$1,994,870	$4,803,748

Liabilities

Current
Accounts payable and accrued liabilities (Note 11)	$317,515	$476,170

Total Liabilities	317,515	476,170

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8(a) and (b))
100,000,000 shares authorized Nil (2013 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8(a) and (c))
500,000,000 shares authorized 85,905,392 (2013 – 73,855,392) shares issued and outstanding	57,211,235	52,110,387

Deficit Accumulated During the Exploration Stage	(55,533,880)	(47,782,809)

Total Stockholders’ Equity	1,677,355	4,327,578

Total Liabilities and Stockholders’ Equity	$1,994,870	$4,803,748

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

				Cumulative Period
				from Inception on
				November 13,
				2001 through
	Years Ended December 31,			December 31,
	2014	2013	2012	2014
Expenses
Advertising and promotion	$36,286	$35,367	$109,165	$570,464
Amortization	389,573	374,821	390,365	1,745,167
Bank charges and interest	19,140	17,974	33,514	136,064
Consulting fees (Note 8(e))	570,985	204,057	397,095	3,912,812
Consulting fees – directors and officers (Notes 8(e) and 11)	889,118	463,579	1,130,029	9,668,956
Engineering consulting (recovery)	-	-	-	711,084
Exploration (Note 6)	2,403,199	1,725,190	3,876,711	15,587,998
Filing fees	16,981	26,400	2,227	125,738
Insurance	37,418	42,046	56,432	474,228
Investor relations, net	56,475	7,500	38,000	954,639
Licenses and taxes	(36,765)	-	-	343,182
Management fees (Notes 8(e) and 11)	774,247	404,912	733,412	5,361,748
Office (Note 8(e))	95,003	117,992	321,555	998,346
Professional fees	425,368	275,756	345,296	3,081,434
Rent (Note 11)	195,857	170,217	162,478	1,107,414
Research and development (Note 7)	8,197	335,188	307,574	1,094,521
Telephone	33,321	30,477	35,726	237,507
Transfer agent fees	6,014	9,005	7,137	50,381
Travel and vehicle	284,913	165,181	242,487	2,080,262
Loss Before Other Items	(6,205,330)	(4,405,662)	(8,189,203)	(48,241,945)
Impairment loss on long-lived asset (Note 7)	(1,477,774)	-	-	(1,477,774)
Gain on Sale of Marketable Securities	-	-	-	87,217
Loss on Sale of Assets	-	-	-	(19,176)
Adjustment to Market for Marketable Securities	-	-	-	(67,922)
Foreign Exchange	(68,026)	(88,206)	(252,141)	(960,310)
Interest Income	59	51	985	363,541
Dividend Income	-	-	-	4,597
Change in Fair Value of Warrants (Note 8(f))	-	-	-	(2,748,999)
Change in Fair Value of Preferred Stock(Note 8(b))	-	-	-	(240,000)
Financing Agreement Penalty	-	-	-	(330,000)
Net Loss and Comprehensive Loss for Period	(7,751,071)	(4,493,817)	(8,440,359)	(53,630,771)
Preferred stock dividends	-	-	-	(1,537,500)
Net Loss Available for Distribution	$(7,751,071)	$(4,493,817)	$(8,440,359)	$(55,168,271)
Basic and Diluted Loss Per Common Share(Note 9)	$(0.10)	$(0.07)	$(0.14)
Weighted Average Number of Shares of Common Stock Outstanding	80,416,077	65,297,413	61,293,901

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

				Cumulative Period
				from Inception
				on November 13,
				2001 through
	Years Ended December 31,			December 31,
	2014	2013	2012	2014

Operating Activities
Net loss for period	$(7,751,071)	$(4,493,817)	$(8,440,359)	$(53,630,771)
Items not involving cash
Amortization	389,573	374,821	390,365	1,745,167
Stock-based compensation	588,248	164,912	261,212	4,511,089
Loss on sale of assets	-	-	-	19,176
Common stock issued for services	327,600	-	1,280,055	8,248,935
Change in fair value of warrants	-	-	-	2,748,999
Change in fair value of preferred stock	-	-	-	240,000
Financing agreement penalty	-	-	-	330,000
Write-off of Intangible Assets	1,477,774	-	-	1,477,774
Adjustment to market for marketable securities	-	-	-	67,922
Gain on sale of marketable securities	-	-	-	(87,217)
Non-cash exploration expenditures	-	-	-	600,000
Changes in non-cash working capital
Prepaid expenses	(11,828)	15,972	(12,805)	(98,932)
Receivables	8,051	31,328	(2,368)	(18,186)
Marketable securities	-	-	-	19,295
Accounts payable and accrued liabilities	(158,655)	164,568	(12,978)	251,669
Cash Used in Operating Activities	(5,130,308)	(3,742,216)	(6,536,878)	(33,575,080)
Investing Activities
Additions to property and equipment	(161,882)	(78,259)	(108,182)	(706,352)
Additions to mineral properties	-	-	-	(651,950)
Cash Used in Investing Activities	(161,882)	(78,259)	(108,182)	(1,358,302)
Financing Activities
Repayment of long-term debt	-	-	-	(100,000)
Issuance of preferred stock for cash	-	-	-	5,000,000
Issuance of common stock for cash	4,185,000	4,750,751	5,788,055	30,729,352
Stock subscriptions received	-	-	-	263,500
Working capital acquired on acquisition	-	-	-	171
Cash Provided by Financing Activities	4,185,000	4,750,751	5,788,055	35,893,023
Foreign Exchange Effect on Cash	-	-	-	(9,835)
Inflow (Outflow) of Cash	(1,107,190)	930,276	(857,005)	949,806
Cash, Beginning of Period	2,056,996	1,126,720	1,983,725	-
Cash, End of Period	$949,806	$2,056,996	$1,126,720	$949,806

Supplemental Cash Flow Information
Common shares issued for settlement of debt	$-	$-	$-	$830,000
Share issue costs included in accounts payable	$-	$-	$-	$63,920
Common shares issued to acquire technology	$-	$-	$-	$2,800,000
Common shares issued for preferred stock	$-	$-	$-	$740,000
Income tax paid	$-	$-	$-	$-
Interest paid	$-	$-	$-	$-

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

	Common Stock		Preferred Stock
	and Paid-In		and Paid-in				Total
Shares of	Capital in		Capital in				Stockholders’
Common	Excess of	Shares of	Excess of	Subscriptions	Subscriptions	Accumulated	Equity
Stock	Par Value	Preferred Stock	Par Value	Receivable	Received	Deficit	(Deficit)

Shares issued for conversion of preferred stock	1,000,000	740,000	(625,000)	-	-	-	-	740,000
Stock-based compensation	-	120,409	-	-	-	-	-	120,409
Net loss for the year	-	-	-	-	-	-	(2,246,280)	(2,246,280)

Balance, December 31, 2010	49,766,636	$30,834,680	-	$-	$(32,500)	$-	$(25,993,779)	$4,808,401

Stock-based compensation	-	188,097	-	-	-	-	-	188,097
Share subscriptions received	-	-	-	-	32,500	-	-	32,500
Common stock issued for services	2,565,000	3,137,250	-	-	-	-	-	3,137,250
Additional paid in capital recognized on warrant conversion	-	2,550,000	-	-	-	-	-	2,550,000
Warrants exercised	4,499,306	2,325,375	-	-	-	-	-	2,325,375
Stock options exercised	1,659,999	830,000	-	-	-	-	-	830,000
Net loss for the year	-	-	-	-	-	-	(8,854,854)	(8,854,854)

Balance, December 31, 2011	58,490,941	39,865,402	-	-	-	-	(34,848,633)	5,016,769
Stock-based compensation (Note 8(e))	-	261,212	-	-	-	-	-	261,212
Shares issued for cash
Private placement (Note 8(c))	3,736,248	5,275,555	-	-	-	-	-	5,275,555
Common stock issued for services (Note 8(c))	584,500	1,280,055	-	-	-	-	-	1,280,055
Warrants exercised (Note 8(f))	235,000	117,500	-	-	-	-	-	117,500
Stock options exercised (Note 8(d))	790,000	395,000	-	-	-	-	-	395,000
Net loss for the year	-	-	-	-	-	-	(8,440,359)	(8,440,359)

Balance, December 31, 2012	63,836,689	$47,194,724	-	$-	$-	$-	$(43,288,992)	$3,905,732
Stock-based compensation (Note 8(e))	-	164,912	-	-	-	-	-	164,912
Shares issued for cash
Private placement (Note 8(c))	10,018,703	4,750,751	-	-	-	-	-	4,750,751
Net loss for the year	-	-	-	-	-	-	(4,493,817)	(4,493,817)

Balance, December 31, 2013	73,855,392	$52,110,387	-	$-	$-	$-	$(47,782,809)	$4,327,578
Stock-based compensation (Note 8(e))	-	588,248	-	-	-	-	-	588,248

Shares issued for services	800,000	327,600						327,600
Private placement (Note 8(c))	11,250,000	4,185,000	-	-	-	-	-	4,185,000

Net loss for the year	-	-	-	-	-	-	(7,751,071)	(7,751,071)

Balance, December 31, 2014	85,905,392	$56,994,556	-	$-	$-	$-	$(55,533,880)	$1,677,355

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company has an accumulated deficit of $55,533,880 (2013 - $47,782,809) and incurred a loss of $7,751,071 (2013 - $4,493,817), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations.

If the going concern assumption were not appropriate for these consolidated financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported expenses, and the balance sheet classifications used.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries, Sociedad Contractual Minera White Mountain Titanium (“White Mountain Chile”), a Chilean corporation; White Mountain Metals SpA, a Chilean corporation; White Mountain Minerals SpA, another Chilean corporation; White Mountain Titanium Corporation, a Canadian corporation; White Mountain Titanium (Hong Kong) Limited, a Hong Kong corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation. All significant intercompany balances and transactions have been eliminated.

(b)	Amortization

Amortization for property and equipment is provided using a straight-line method based on the following estimated useful lives:

Vehicles	- 5 years
Office furniture	- 5 years
Office equipment	- 5 years
Computer equipment	- 5 years
Computer software	- 1 - 5 years
Field equipment	- 5 years

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Technology rights are amortized on a straight-line basis over their estimated useful life of nine years, which is the expected development period of the technology.

(c)	Exploration expenditures

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

(d)	Research and development

The Company expenses all research and development costs, related to technology rights, as incurred.

(e)	Asset retirement obligations (“ARO”)

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

(f)	Long-lived assets

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Income taxes

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

(h)	Warrants

Proceeds received on issuance of units, consisting of common shares and warrants, are allocated first to common shares based on the market trading price of the common shares, and the remaining amount is allocated to warrants.

(i)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Stock Compensation. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations. The Company uses the straight-line single- option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

(k)	Financial instruments

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

(n)	Future accounting pronouncements

(i)

In February 2015 the FASB issued update No. 2015-02 – Consolidation (Topic 810) Amendments to the Consolidated Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically,the amendments:

1.	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities

2.	Eliminate the presumption that a general partner should consolidate a limited partnership

3.	Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships

4.

Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The amendments in this Update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

(ii)

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the Update provide guidance on management’s responsibility to disclose conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern.The Update requires management also to discuss plans to mitigate the conditions or events and if the plans will alleviate the substantial doubt by considering the probability of implementation of the plans and mitigation effect of the plans. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted.

(iii)

In June 2014, the FASB issued Update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). Effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted.

(iv)

In June 2014, the FASB issued update No. 2014-10, Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.

(v)

The FASB issued update No. 2014-08—Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations. A discontinued operation may include a component of an entity or a group of components of an entity or a business or nonprofit activities. The Update is effective in the first quarter of 2015 for public companies with calendar year ends.

(vi)

The FASB has issued update No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). US GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS

The Company has classified its financial instruments as follows:

Cash– as held-for-trading Accounts payable and accrued liabilities – as other financial liabilities

(a)	Fair value

The Company’s financial instruments consist of cash, accounts payable, and accrued liabilities. The carrying amounts of these instruments approximate their respective fair values due to the short maturities of these instruments. The three levels of the fair value hierarchy are described below:

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

The following table summarizes fair value measurement by level at December 31, 2014 and 2013, for assets and liabilities measured at fair value on a recurring basis.

December 31, 2014	Level 1	Level 2		Level 3	Total
Cash	$949,806	$-	$	- $	949,806

December 31, 2013	Level 1		Level 2	Level 3	Total
Cash	$2,056,996	$	- $	- $	2,056,996

(b)	Credit risk

Credit risk is the risk that counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk, in respect of cash, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at a high credit quality Canadian financial institution and by maintaining its cash with high credit quality Canadian, Chilean and Chinese financial institutions. The receivables consist of Government Sales Tax due from the Government of Canada.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at December 31, 2014 totaled $949,806 (2013 - $2,056,996). At December 31, 2014, the Company had accounts payable and accrued liabilities of $317,515 (2013 - $476,170), all of which are due in the first fiscal quarter of 2015.

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

The Company’s cash consists of cash held in bank accounts. Due to the short-term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2014.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chinese yuan (“CNY”), Hong Kong dollars (“HKD”), and Chilean pesos (“CLP”)). The Company has net monetary assets of $19,536 (2013 - $5,996) denominated in CAD, $44,938 in HKD (2013 - $nil), $122,760 in CNY (2013 - $nil), and net monetary liabilities of $155,120 (2013 - $95,181) in CLP.

For the year ended December 31, 2014, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD by 10% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 16%, CNY by 5%, and HKD by 5% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

5.	PROPERTY AND EQUIPMENT

	December 31, 2014
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	106,221	23,218
Office furniture and fixtures	175,048	57,173	117,875
Office equipment	32,609	14,283	18,326
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,029	119,391	34,638
	$651,631	$373,616	$278,015

	December 31, 2013
		Accumulated
	Cost	Amortization	Net
Land held for future development	$76,770	$-	$76,770
Vehicles	$129,439	94,287	35,152
Office furniture	54,137	31,765	22,372
Office equipment	32,007	14,283	17,724
Computer equipment	9,390	8,385	1,005
Computer software	68,556	52,295	16,261
Field equipment	122,360	97,050	25,310
	$492,659	$298,065	$194,594

6.	MINERAL PROPERTIES

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

6.	MINERAL PROPERTIES (Continued)

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of mineral properties. The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing. At present, the Company has determined that it has no material AROs.

Exploration expenditures incurred by the Company during the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012

Assaying	$104,499	$3,371	$16,156
Concession fees	103,022	107,275	107,159
Drilling	-	97,233	188,270
Environmental	1,070,392	568,361	719,317
Equipment rental	37,520	50,634	157,726
Geological consulting fees	447,059	135,028	1,399,709
Maps and miscellaneous	-	-	78,589
Site costs	618,911	745,680	1,159,462
Transportation	21,796	17,608	50,323

Exploration expenditures for the year	$2,403,199	$1,725,190	$3,876,711

7.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of common stock pursuant to the terms of the non-exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of common stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares each released to Chinuka and La Serena). The balance of common stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2013 all shares had been issued. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. In addition, La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2014 expenditures - $8,197; 2013 - $335,188; 2012 - $307,574; 2011 - $276,760);

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

The Company had valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

7.	TECHNOLOGY RIGHTS (Continued)

Up to December 31, 2014, $1,322,226 had been amortized and the carrying amount of the technology rights was $1,477,774 prior to an assessed impairment loss for the entire balance.

	December 31, 2014
		Accumulated
	Cost	Amortization	Write off	Net
Technology rights	$2,800,000 $	1,322,226	$1,477,774	$-

	December 31, 2013
		Accumulated
	Cost	Amortization	Net
Technology rights	$2,800,000	$1,011,114	$1,788,886

During the year ended December 31, 2014, the Company discontinued funding the Chinuka Process research as management allocated resources furthering the development of its Cerro Blanco property.

Management has determined there are indicators of impairment on this long-lived asset. Since the Chinuka Process has not reached commercialization phase, management determined there is no market participant for the technology; therefore, there is no indication of fair market value for the technology rights. The carrying amount of $1,477,774 for the technology rights at December 31, 2014 has been recognized as an impairment loss.

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

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

On February 4, 2013, the Company filed with the Nevada Secretary of State a Certificate of Withdrawal of Certificate of Designations, Preferences and Rights of the Series A convertible preferred stock. The Company has no shares of Series A convertible preferred stock outstanding or authorized to be issued.

On January 18, 2011, the Company’s Board of Directors adopted a stockholders’ rights plan and pursuant to this plan, the Company entered into a rights agreement (the “Rights Agreement”) with its transfer agent, as rights agent of the stockholders. In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of the Company’s common stock, payable to stockholders of record January 28, 2011. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-thousandth of one share of Series B junior participating preferred stock (“Series B Preferred Stock”) at a price of $4.00 per share, subject to adjustment.

Pursuant to the rights plan, a total of 500,000 shares of series B preferred stock are reserved for issuance upon exercise of the rights. At December 31, 2014, there were no shares of Series B preferred stock issued and outstanding.

(c)	Common stock

During the year ended December 31, 2014, the Company:

•

Issued 730,000 shares of common stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. Share certificates for 175,000 shares issued to staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its Environmental Impact Statement (“EIS”).

•

Closed the sale of 5,000,000 second tranche units (the “Second Tranche Units”) in April 2014 with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. The sale of the units was pursuant to a binding Memorandum of Understanding (the “MOU”) dated April 10, 2014, entered into with Grand Agriculture Investment Limited (the “Investor”), whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The purchase price for the 5,000,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 per share with expiration date of December 31, 2017 (the “Second Tranche Warrants”). The Company paid $140,000 in commissions.

•

Closed an additional sale of 6,250,000 Second Tranche Units with an accredited investor in August 2014, pursuant to a MOU. The sale price for the 6,250,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,500,000. Each Second Tranche Unit consists of one share of common stock and a warrant to purchase 90% of one share of common stock at $0.55 per share exercise price with an expiration date of December 31, 2017. The Company paid $175,000 in commissions.

•	Issued 70,000 shares of common stock to a former Chief Financial Officer with no cash consideration in November 2014. These shares were measured at a fair market value of $21,000 at the issuance date.

During the year ended December 31, 2013, the Company:

•

Issued 4,304,418 units for gross proceeds of $3,013,100 by way of a private placement priced at $0.70 per unit. Each unit consisted of one share of common stock and one-half warrant, each whole warrant exercisable at $0.90 until July 25, 2014.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

The Company paid commissions, finders and legal fees of $250,349. In addition, 215,221 compensation warrants were issued to agents. The terms and conditions of the agent warrants are essentially identical to the terms and conditions of the warrants sold to investors as part of the units, except that the agent warrants had an original expiration date of March 12, 2015.

•	Closed the sale of the 5,714,285 First Tranche Units (the “First Tranche Units”) pursuant to the binding MOU dated December 3, 2013, with the Investor. The purchase price per unit for the First Tranche Units was $0.35 per unit for gross proceeds to the Company of $2,000,000. Each First Tranche Unit consisted of one share of the Company’s common stock and one warrant to purchase one share of common stock at $0.45 exercisable until December 31, 2016. The Company paid $12,000 in commissions.

(d)	Stock options

The Company has a stock option plan, adopted in 2005, and a Stock Option/Stock Issuance Plan, adopted in 2010 (individually the “2005 Plan” and the “2010 Plan”, respectively and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the Plans may not exceed five years and the exercise price of any stock option plan granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange.

The Company has also adopted a management compensation pool (the “pool”) for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

In October 2014, the Company granted 1,075,000(2013 – nil) stock options to directors and officers to purchase the common stock of the Company at an exercise price of $0.45 per share. The options were granted subject to and in accordance with the terms of the Company’s 2010 Plan. The options were fully vested and immediately exercisable with expiration dates of December 31, 2017 for 700,000 options and October 2, 2017 for 375,000 options.

The fair value of the options granted during the year ended December 31, 2014 has been estimated at the date of grant or the date when it became measurable using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) dividend yield 0.00%; (ii) expected volatility of 64.00%; (iii) risk-free interest rate of 1.01%; and (iv) expected life of three years. The fair market value was determined to be $163,892 and was charged against expenses for the year. The Company has assumed no forfeiture rate. The weighted average grant date fair value of options is $0.15.

The following table represents service-based stock option activity during the years ended December 31, 2014 and 2013:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding - beginning of year	150,000	$1.30	315,000	$1.14
Granted	1,075,000	0.45	-	$-
Expired	-	$-	(165,000)	$1.00

Outstanding and exercisable – end of year	1,225,000	$0.55	150,000	$1.30

As at December 31, 2014 and 2013, the following stock options were outstanding and exercisable:

	Exercise	December 31,	December 31,
Expiry Date	Price	2014	2013

October 2, 2017	$0.45	375,000	-
December 31, 2017	$0.45	700,000	-
October 1, 2017	$1.30	150,000	150,000
		1,225,000	150,000

The shares under option at December 31, 2014, were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 0.45 - $1.30	1,225,000	$-	2.6

The shares under option at December 31, 2013 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 1.30	150,000	$-	3.75

(e)	Stock-based compensation

During the year ended December 31, 2014, $136,680 (2013 - $164,912) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers (Note 8(f)). Effective October 29, 2014, these warrants were modified. As a result of the modification, $168,907 (2013 - $nil) representing the unamortized portion of the grant date fair value of the original warrants along with $71,001 (2013 - $nil) representing the incremental fair value of the replacement warrants was recognized as stock-based compensation. The incremental fair value of the replacement warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: exercise price of $0.65, risk-free interest rate of 0.93%, expected life of 3 years, an expected volatility factor of 64%, a dividend yield of 0.00% . The replacement warrants are fully vested as a result of the modification.

During the year ended December 31, 2014, the Company included bonus shares issuable as a result of achieving certain performance and market conditions (Note 11 and 13). As a result, $47,768 was recognized as stock-based compensation measured at $0.36 per common share as at the contract dates.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

Total stock-based compensation recognized for shares issued and options and warrants granted for services was as follows:

	December 31,	December 31,	December 31,
	2014	2013	2012

Management fees	$630,248	$164,912	$493,412
Consulting fees - directors and officers	155,400	-	704,025
Consulting fees	96,600	-	153,300
Professional fees	21,000	-	-
Office	12,600	-	190,530

	$915,848	$164,912	$1,541,267

(f)	Warrants

During the year ended December 31, 2010, the Company issued 2,000,000 warrants to two officers and directors of the Company as compensation, as approved by the Board of Directors in January 2010. These warrants are exercisable at $1.50 per share, expiring December 31, 2015. Effective October 29, 2014, the Company amended these warrants with term changes as follows:

(i)	The original 2,000,000 warrants were cancelled and replaced by the issuance of 600,000 new warrants;

(ii)	The expiration date of these warrants was extended to December 31, 2017; and

(iii)	The exercise price was reset to $0.65 per share.

These amended warrants were fully vested. .

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

In December 2013, the Company issued warrants to purchase 5,714,286 shares of common stock, as part of a private placement offering (Note 8(c)). Each whole warrant is exercisable at $0.45 until December 31, 2016.

In April and August 2014, the Company issued investors warrants to purchase 4,500,000 and 5,625,000 shares of common stock, respectively, as part of a private placement offering (Note 8(c)). Each whole warrant is exercisable at $0.55 until December 31, 2017.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

8.	CAPITAL STOCK (Continued)

Details of stock purchase warrant activity for the years ended December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014		December 31, 2013
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of year	12,762,585	$0.69	4,716,862	$1.01
Issued	10,725,000	0.55	8,081,723	0.51
Expired	-	-	(36,000)	-
Cancelled	(2,000,000)	(1.50)		(1.18)

Outstanding - end of year	21,487,585	$0.55	12,762,585	$0.69

As at December 31, 2014 and 2013, the following share purchase warrants were outstanding:

		December 31,	December 31,
Expiry Date	Exercise Price	2014	2013

December 31, 2015	$1.50	-	2,000,000
December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	2,367,437
December 31, 2016	$0.45	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	-
December 31, 2017	$0.55	4,500,000	-
December 31, 2017	$0.55	5,625,000	-
		21,487,585	12,762,585

9.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,225,000 (2013 – 150,000; 2012 – 315,000) in outstanding options and 21,487,585 (2013 –12,762,585; 2012 – 4,716,862) warrants. For the years ended December 31, 2014, 2013 and 2012, potentially dilutive securities are anti-dilutive, therefore, diluted loss per common share equals basic loss per common share.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

10.	INCOME TAXES

Income tax provisions are determined as follows:

	December 31,	December 31,	December 31,
	2014	2013	2012

Income tax benefit computed at statutory tax rate	$(2,712,876)	$(1,572,836)	$(2,954,126)
Stock-based-compensation	320,547	57,719	539,443
Other timing differences	533,182	1,488,526	778,992
Adjustment due to effective rate attributable to income taxes of other countries	309,282	132,287	202,581
Effect of change in tax rate	-	(265,583)	(174,857)
	(1,549,865)	(159,887)	(1,607,967)
Change in valuation allowance	1,549,865	159,887	1,607,967
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35% (2013 – 35%; 2012 – 35%). The components of the net deferred income tax assets are approximately as follows:

	December 31,	December 31,	December 31,
	2014	2013	2012
Deferred income tax assets
Net operating losses and credit carry-forwards	$9,116,917	$7,746,334	$7,246,586
Technology rights	626,110	-	-
Property and Equipment	121	-	-
Resource properties	2,828,546	3,114,223	3,113,862
	12,571,694	10,860,557	10,360,448
Valuation allowance	(12,571,694)	(10,860,557)	(10,360,448)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date, the Company has paid a total of 690,765,000 CLP (US $1,140,209) (2013 - $639,231,000 CLP (US $1,217,753)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized, but is expensed each year.

During the year ended December 31, 2012, the Company filed amended tax returns in the US relating to taxation years ended December 31, 2007, 2008, 2009 and 2010. To date, the Company has received a $Nil assessment on the 2007 taxation year. Notices of assessment on the other years have yet to be received.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

10.	INCOME TAXES (Continued)

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions. The losses expire as follows:

Available to	USA	Foreign	Total

2015	$-	$81,000	$81,000
2018	9,000	-	9,000
2019	10,000	257,000	267,000
2020	2,000	-	2,000
2021	5,000	-	5,000
2022	1,000	-	1,000
2023	22,000	-	22,000
2024	783,000	-	783,000
2025	691,000	-	691,000
2026	410,000	181,000	591,000
2027	2,161,000	166,000	2,327,000
2028	349,000	475,000	824,000
2029	1,007,000	1,047,000	2,054,000
2030	1,816,000	518,000	2,334,000
2031	8,272,000	573,0 00	8,845,000
2032	1,209,000	611,000	1,820,000
2033	1,191,000	554,000	1,745,000
2034	1,153,000	569,000	1,722,000
Non-expiring carry-forward losses	-	6,591,000	6,591,000

	$19,091,000	$11,623,000	$30,714,000

11.	RELATED PARTY TRANSACTIONS

	December 31,	December 31,	December 31,
	2014	2013	2012
Amounts payable	$(77,196)	$(186,886)	$(29,147)

Expenditures in the year:
Consulting fees – directors and officers	$733,718	$463,579	$426,004
Management fees	$144,000	$240,000	$240,000
Rent	$23,772	$29,989	$27,312

Amounts payable at December 31, 2014 consist of unpaid balance of consulting fees, director fees and travel expenditures owed by the Company to its officers and directors for services rendered and expenses incurred during the year on behalf of the Company. The amounts payable are included in accounts payable and accrued liabilities.

Consulting fees include payments to officers and directors of the Company for services rendered, and include payments to the President, CFO and VP Investor Relations.

Management fees and rent consist of fees paid to a company, in which the former Executive VP is a shareholder.

Related party transactions are recorded at the exchange amount, which is the amount agreed to between the parties.

On January 27, 2015, the Company entered into a Management Service Agreement, effective November 1, 2014 with JPES, Inc., a California, US corporation (the “Service Provider”) to engage Eric Gan, to provide certain management services on a part-time basis, including the service of Eric Gan as the Company’s Chief Financial Officer.

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

11.	RELATED PARTY TRANSACTIONS (Continued)

Pursuant to the agreement, the Company will compensate the Service Provider with terms as follows:

i)

A monthly fee of $12,500, plus reimbursable out-of-pocket expense shall be paid. Until the month during which the Company receives regulatory approval of the EIS for its Cerro Blanco project, $1,500 of the monthly fee will not be paid, but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS.

ii)

As a signing bonus, the Company shall grant to the Service Provider options to purchase up to 300,000 shares of common stock of the Company pursuant to the terms in the Company’s 2010 Stock Option/Stock Issuance Plan. The options shall be fully vested, exercisable at US$0.45 per share and will expire December 31, 2017.

iii)

In addition, the Company shall grant the Service Provider stock bonus under the Plan of (i) 200,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital; and (ii) 200,000 shares upon the Company obtaining a listing on a senior stock exchange.

iv)	The Service Provider shall be entitled to participate in the Company’s annual share compensation pool.

Effective August 1, 2014, the Company amended an original agreement dated February 6, 2006, with a company owned by an officer of the Company which includes the following future commitments:

(i)

A monthly salary of $20,000, of which $5,000 per month is withheld until the completion of the EIS. The unpaid portion will accrue, without interest, and be paid not later than the last business day of the calendar month next following receipt of the EIS;

(ii)

In the event of termination upon a change of control by which the officer would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination.

(iii)	The following bonus shares, issuable upon achieving certain milestones:

	a.	300,000 shares upon the signing of the first definitive strategic alliance agreement and/or arrangement of project capital;

	b.	200,000 shares upon listing of the common stock on a senior exchange; and

	c.	200,000 shares upon completion of a final feasibility study.

This agreement expires December 31, 2015 and automatically extends for an additional year term unless it is terminated by the company six months prior to December 31, 2015.

Effective July 1, 2014, the Company retroactively applied an agreement dated August 1, 2014, with a company owned by an officer of the Company which includes the following future commitments:

(i)

A monthly salary of $13,500, of which $1,700 per month is withheld until the completion of the EIS. The unpaid portion will accrue, without interest, and be paid not later than the last business day of the calendar month next following receipt of the EIS;

(ii)

The agreement also provides for severance payments in the event of termination upon a change of control by which the officer would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

(iii)	The following bonus shares, issuable upon achieving certain milestones:

a.

300,000 shares after the closing price of the Company’s stock has been maintained at or above the price of $1.00 per share for at least two thirds of the trading days during any 30- consecutive-trading-days’ period;

b.

500,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital of not less than $10,000,000, excluding the current funding as provided in the Binding MOU, as amended; and

	c.	200,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange in Asia.

The agreement may be terminated by either party without cause upon three months’ written notice.

Effective July 1, 2014, the Company retroactively applied an agreement dated August 1, 2014, with a company owned by a director of the Company which includes the following future commitments:

(i)

A monthly salary of $13,500, of which $1,700 per month is withheld until the completion of the EIS. The unpaid portion will accrue, without interest, and be paid not later than the last business day of the calendar month next following receipt of the EIS;

(ii)

The agreement also provides for severance payments in the event of termination upon a change of control by which the consultant would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination.

(iii)	The following bonus shares, issuable upon achieving certain milestones:

a.

200,000 shares after the closing price of the Company’s stock has been maintained at or above the price of $1.00 per share for at least two thirds of the trading days during any 30- consecutive-trading-days’ period;

b.

350,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital of not less than $10,000,000, excluding the current funding as provided in the Binding MOU, as amended; and

	c.	150,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange in Asia.

The agreement may be terminated by either party without cause upon three months’ written notice.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2014 and 2013, total assets by geographic location are as follows:

	2014	2013
US	$-	$1,791,899
Chile	811,256	843,531
China	118,709	-
	$929,965	$2,635,530

13.	COMMITMENTS

On December 4, 2013, the Company entered into a $10,000,000 financing by means of a binding MOU dated December 3, 2013 with the Investor (Note 8(c)). Pursuant to the MOU, the Company closed the sales of 5,714,286 First Tranche Units and 11,250,000 Second Tranche Units, for total gross proceeds of $6,500,000.

The closing for the sale of the remaining balance of 8,750,000 Second Tranche Units is scheduled to occur within 30 days after the date upon which the Environmental Impact Statement for the Company’s Cerro Blanco project is completed, or such other date as the Company and the Investor may agree. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-US purchasers.

In connection with the completion of the closing of the sale of the Second Tranche Units, the Company has agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of common stock at $0.50 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in a form substantially identical to the Second Tranche Warrants.

Pursuant to the agreement entered into with Chapelle Capital Corp., a company owned by former Executive Vice President, who is a shareholder, the Company obligates to issue 200,000 shares of common stock to the former Executive Vice President upon the completion of EIS in Chile.

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report, which represents the date the consolidated financial statements were issued. The following subsequent events have occurred:

WHITE MOUNTAIN TITANIUM CORPORATION
(An Exploration Stage Company) Notes to Consolidated Financial Statements Years ended December 31, 2014 and 2013 (Expressed in US dollars)

i)

On March 4, 2015, the Company entered into a marketing and consulting agreement to engage Born2Invest, Ltd, a London, United Kingdom, based firm for investor relations and marketing consulting service. Terms of the agreement include a payment of $25,000 per month for up to a three-month period. In addition, we subsequently issued 100,000 restricted common stock shares to Born2Invest, Ltd for the firm to initiate the service. Additional 200,000 shares of common stock will be issued in exchange for its service.

ii)	On March 12, 2015, pursuant to the MOU dated December 3, 2013, amended September 11, 2014, the Company:

•	Sold 500,000 shares of common stock as part of the Second Tranche Units to the Investor for a price of $0.40 per share. In connection with the sale of the Second Tranche Units, the Company granted to the Investor at no additional cost warrant to purchase 450,000 shares of common stock at $0.55 per share. The warrant expires December 31, 2017; and
•	Sold 375,000 shares of common stock as part of the Second Tranche Units to the Investor for a price of $0.40 per share. In connection with the sale of the Second Tranche Units, the Company granted to the Investor at no additional cost warrant to purchase 337,500 shares of common stock at $0.55 per share. The warrant expires December 31, 2017.