Form 10-Q
period 2015-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2015-05-14
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes [   ]      No [X]

 91,380,392 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at May 14, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Balance Sheets
(Expressed in US dollars)

As at	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current
Cash	$334,766	$949,806
Prepaid expenses	71,733	89,631
Receivables	20,490	25,468
Total Current Assets	426,989	1,064,905
Property and Equipment (Note 4)	257,383	278,015
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$1,336,322	$1,994,870

Liabilities

Current
Accounts payable and accrued liabilities	$422,062	$317,515

Total Liabilities	422,062	317,515

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6) 100,000,000 shares authorized Nil (2014 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6) 500,000,000 shares authorized 86,880,392 (2014 – 85,905,392) shares issued and outstanding	57,630,654	57,211,235

Accumulated Deficit	(56,716,394)	(55,533,880)

Total Stockholders’ Equity	914,260	1,677,355

Total Liabilities and Stockholders’ Equity	$1,336,322	$1,994,870

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited - Expressed in US dollars)

	Three months ended
	March 31,
	2015	2014
Expenses
Advertising and promotion	$92,689	$7,998
Amortization	20,691	92,464
Bank charges and interest	4,208	4,016
Consulting fees	54,208	140,140
Consulting fees – directors and officers	199,500	281,830
Exploration (Note 5)	461,670	545,545
Filing fees	8,562	5,934
Insurance	9,108	9,160
Investor relations	26,638	-
Licenses and taxes, net	142	(40,053)
Management fees	48,920	135,228
Office	16,355	24,531
Professional fees	88,864	82,502
Rent	54,508	36,402
Research and development	-	8,197
Staff salaries and benefits	19,598	-
Telephone	5,173	9,157
Transfer agent fees	1,264	2,016
Travel and vehicle	66,090	57,391

Loss Before Other Items	(1,178,188)	(1,402,458)
Foreign Exchange	(4,328)	(11,967)
Interest Income	2	22

Net Loss and Comprehensive Loss for Period	$(1,182,514)	$(1,414,403)

Basic and Diluted Loss Per Share (Note 7)	$(0.01)	$(0.02)

Weighted Average Number of Shares of Common Stock Outstanding	86,099,836	74,106,836

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

				Total
		Common Stock		Stockholders’
	Shares of	and Paid-In Capital	Accumulated	Equity
	Common Stock	In Excess of Par Value	Deficit	(Deficit)
Balance, December 31, 2014	85,905,392	$57,211,235	$(55,533,880)	$1,677,355
Stock-based compensation (Note 6(c))		48,919	-	48,919
Shares issued for service (Note 6(a))	100,000	45,000	-	45,000
Private placements net of issuance cost (Note 6(a))	875,000	325,500	-	325,500
Net loss for the period	-	-	(1,182,514)	(1,182,514)
Balance, March 31, 2015	86,880,392	$57,630,654	$(56,716,394)	$914,260

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Three months ended March,
	2015	2014
Operating Activities
Net loss for period	$(1,182,514)	$(1,414,403)
Items not involving cash
Amortization	20,691	92,464
Stock-based compensation	48,919	41,228
Common stock issued for services	45,000	306,600
Changes in non-cash working capital
Prepaid expenses	17,898	(1,493)
Receivables	4,978	(3,905)
Accounts payable and accrued liabilities	80,047	(249,415)
Cash Used in Operating Activities	(964,981)	(1,228,924)

Investing Activities
Additions to property and equipment	(59)	(1,856)
Cash Used in Investing Activities	(59)	(1,856)

Financing Activities
Issuance of common stock for cash	350,000	-
Cash Provided by Financing Activities	350,000	-

Outflow of Cash	(615,040)	(1,230,780)
Cash, Beginning of Period	949,806	2,056,996
Cash, End of Period	$334,766	$826,216

See notes to the unaudited condensed consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

1.	NATURE OF BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

White Mountain Titanium Corporation, through its subsidiaries, (collectively, the “Company”) is in the business of exploring for titanium deposits or reserves on its Cerro Blanco mining concessions. The Company is an exploration stage company and its principal business is to advance exploration and development activities on the Cerro Blanco rutile (titanium dioxide) Property (“Cerro Blanco”) located in Region III of northern Chile.

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014, Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 30, 2015. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2014 filed as part of the Company’s December 31, 2014 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

These condensed consolidated financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $56,716,394 at March 31, 2015 (December 31, 2014 - $55,533,880), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The following accounting pronouncement was adopted by the Company:

Effective January 1, 2015, the Company adopted the Financial Accounting Standards Board (“FASB”) issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. As a result of the amendment, the Company no longer labels the financial statements as those of Exploration stage entity and no longer presents inception-to-date information on its statements of operations, cash flows, and shareholder's equity.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS

(a)	The Company has classified its financial instruments as follows:

Cash – as held-for-trading
Receivables – as refundable deposits and receivables
Accounts payable and accrued liabilities – as other financial liabilities

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

The Company mitigates credit risk by maintaining its cash with high credit quality US, Canadian, Chilean and Chinese financial institutions, and in respect of cash, by purchasing highly liquid, short-term guaranteed investment certificates (“GIC”) held at high credit quality Canadian financial institutions when there is excess cash to be invested. The receivables consist of Goods and Services Tax due from the Government of Canada.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at March 31, 2015 and December 31, 2014 totaled $334,766 and $949,806, respectively. At March 31, 2015 and December 31, 2014, the Company had accounts payable and accrued liabilities of $422,062, and $317,515, respectively, all of which fall due in the next fiscal quarter.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(d)	Market risk (Continued)

		(i)	Interest rate risk

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

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chilean pesos (“CLP”) and Chinese yuan (“RMB”)). As at March 31, 2015, the Company has net monetary assets of $17,907 (December 31, 2014 - net monetary liabilities of $19,536) denominated in CAD, net monetary liabilities of $162,112 (December 31, 2014 - $155,120) denominated in CLP, net monetary assets of $18,203 (December 31, 2014 - $44,938) denominated in Hong Kong dollars, and net monetary assets of $51,645 (December 31, 2014 - $122,760) denominated in RMB.

As at March 31, 2015, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

4.	PROPERTY AND EQUIPMENT

		March 31, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	110,784	18,655
Office furniture and fixtures	175,048	65,326	109,722
Office equipment	32,609	15,656	16,953
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,088	125,993	28,095

	$651,690	$394,307	$257,383

		December 31, 2014
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	106,221	23,218
Office furniture and fixtures	175,048	57,173	117,875
Office equipment	32,609	14,283	18,326
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,029	119,391	34,638

	$651,631	$373,616	$278,015

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

5.	MINERAL PROPERTIES

Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, SCM White Mountain Titanium (“White Mountain Chile”) Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometres, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL (“Dorado”) on March 17, 2000. Under that agreement, Dorado purchased the mining exploration concessions from Ojos del Salado for $1,000,000, of which $350,000 was paid. A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado. On September 5, 2003, White Mountain Chile assumed Dorado’s obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

La Martina

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. La Martina, which is located approximately 45 kilometres southwest of the city of Vallenar and 17 kilometres southwest of the Cerro Blanco project, consists of six registered exploration concessions. Concession fees and other costs incurred in staking the property have been expensed.

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims, as well as the potential for problems arising from the frequent, ambiguous conveyance history characteristic of mineral properties. The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing. At present, the Company has determined that it has no material asset retirement obligations.

Exploration expenditures incurred by the Company during the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014

Concession fees	$65,344	97,712
Environmental	243,144	184,966
Equipment rental	3,860	2,570
Geological consulting fees	5,039	117,466
Site costs	133,037	138,514
Transportation	11,246	4,317

Exploration expenditures for period	$461,670	$545,545

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

	(a)	Common stock

On March 2015, the Company closed the sale of 875,000 second tranche units (the “Second Tranche Units”). The sale of the units was pursuant to a Binding Memorandum of Understanding (the “MOU”) the Company entered into with Grand Agriculture Investment Limited (the “Investor”) dated December 3, 2013, amended September 11, 2014, whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The sale price for the 875,000 Second Tranche Units was $0.40 per unit for gross proceeds of $350,000. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company is required to pay $24,500 in finders commissions,which is included in accounts payable and accrued liabilities.

The Company issued 100,000 shares of common stock to a marketing and consulting service provider as non-cash compensation in exchange for services. Those shares were measured at a fair value of $0.45 per common share.

(b)	Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010 (individually, the “2005 Plan” and the “2010 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; and the 2010 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2010 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

The Company has also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(b)	Stock options (continued)

The following table represents service-based stock option activity during the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	1,225,000	$0.55	150,000	$1.30
Granted	300,000	0.45	1,075,000	0.45
Expired	(150,000)	1.30	-	-

Outstanding – end of period	1,375,000	$0.45	1,225,000	$0.55

Exercisable – end of period	1,375,000	$0.45	1,225,000	$0.55

As at March 31, 2015 and December 31, 2014, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2015	2014

February 15, 2015	$1.30	-	150,000
October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	700,000

		1,375,000	1,225,000

The shares under option at March 31, 2015 had an intrinsic value of $nil (December 31, 2014 - $nil) and a weighted average remaining contractual life of 2.69 (December 31, 2014 - 3) years.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(c)	Stock-based compensation

During the three months ended March 31, 2015, $48,919 (2014 - $41,228) was recognized as stock-based compensation, $30,371 for the stock options granted in March 2015 and $18,548 for amortization of common stock shares issuable upon the market performance of the Company’s stock and the completion of an Environmental Impact Statement (“EIS”). The maximum stock-based compensation to be recognized is $252,000. The remaining unamortized balance of $185,684 (December 31, 2014 - $204,232) will be amortized through December 2015 and July 2019.

(d)	Warrants

In March 2015, the Company issued warrants to purchase 787,500 shares of common stock, as part of a private placement offering (Note 6 (a)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017.

Details of stock purchase warrant activity for the period ended March 31, 2015 and the year ended December 31, 2014 are as follows:

	March 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	21,487,585	$0.55	12,762,585	$0.69
Issued	787,500	0.55	10,725,000	0.55
Cancelled	-	-	(2,000,000)	(1.50)

Outstanding - end of period	22,275,085	$0.55	21,487,585	$0.55

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(d)	Warrants (Continued)

As at March 31, 2015 and December 31, 2014, the following warrants were outstanding:

		March 31,	December 31,
Expiry Date	Exercise Price	2015	2014

December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	2,367,437
December 31, 2016	$0.45	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2017	$0.55	4,500,000	4,500,000
December 31, 2017	$0.55	5,625,000	5,625,000
December 31, 2017	$0.55	787,500	-
		22,275,085	21,487,585

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 in outstanding options and 22,275,085 in outstanding warrants.

8.	COMMITMENTS

On December 4, 2013, the Company entered into a $10,000,000 financing by means of a binding MOU dated December 3, 2013 with the Investor. Pursuant to the MOU, the Company closed the sales of 5,714,286 First Tranche Units and 11,250,000 Second Tranche Units, for total gross proceeds of $6,500,000. In March 2015, the Company closed an additional sale of 875,000 Second Tranche Units (Note 6 (a)).

The closing for the sale of the remaining balance of 7,875,000 Second Tranche Units is scheduled to occur within 30 days after the date upon which the EIS for the Company’s Cerro Blanco project is completed, or such other date as the Company and the Investor may agree. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-US purchasers.

In connection with the completion of the closing of the sale of the Second Tranche Units, the Company has agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of common stock at $0.55 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in a form substantially identical to the Second Tranche Warrants.

Pursuant to the agreement entered into with Chapelle Capital Corp., a company owned by the former Executive Vice President, who is a shareholder, the Company is obligated to issue 200,000 shares of common stock to the former Executive Vice President upon the completion of EIS in Chile.

Pursuant to a consultant agreement, the Company is obligated to issue additional 200,000 shares of common stock to a marketing and consulting firm in exchange for its service at the end of the initial three-month contractual period ending June 8, 2015.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2015
(Unaudited - Expressed in US dollars)

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 11, 2015, which represents the date the condensed consolidated financial statements were issued. The following subsequent events have occurred:

•

In April 2015, the Company closed a sale of 1,250,000 Second Tranche Units pursuant to the MOU dated December 30, 2013, as amended. The sale price for the Second Tranche Units was $0.40 per unit for gross proceeds of $500,000. Each Second Tranche Unit consists of one share of common stock and one warrant to purchase 90% of one share of common stock at an exercise price of $0.55 with an expiration date of December 31, 2017. The Company paid $35,000 in commissions.

•

In May 2015, the Company closed an additional sale of 3,250,000 Second Tranche Units pursuant to the MOU dated December 30, 2013, as amended. The sale price for the Second Tranche Units was $0.40 per unit for gross proceeds of $1,300,000. Each Second Tranche Unit consists of one share of common stock and one warrant to purchase 90% of one share of common stock at an exercise price of $0.55 with an expiration date of December 31, 2017. The Company paid $91,000 in commissions.

•

On April 30, 2015, the Company entered into an agreement with a Chinese entity for financial advisory and investor relations services. The Company paid an upfront fee of $250,000 to the service provider to cover the costs associated with providing the services. In the event the service provider is unable to provide the negotiated services, the fee will be returned to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited interim consolidated condensed financial statements for the three months ended March 31, 2015 and accompanying notes to these financial statements (“financial statements”).

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

Cerro Blanco

We are progressing in various stages of development on our Cerro Blanco project, which is our principal project. We have identified nine natural rutile prospects designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 44 registered mining exploration concessions and 36 exploration concessions over an area of approximately 17,041 hectares.

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

These two contracts are still in force at March 31, 2015.

Major Developments

Since December 31, 2014, we had the following major developments:

•

The Company closed the sale of 875,000 Second Tranche Units (the “Second Tranche Units”) in March 2015. The sale price for the 875,000 Second Tranche Units was $0.44 per unit for gross proceeds of $350,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”).

•

In June 2014, the FASB issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14 (a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For the current three month period ended March 31, 2015, we adopted this new standard.

Results of Operations

We recorded a net loss of $1,182,514 for the three months ended March 31, 2015 ($0.01 per weighted average common share outstanding) compared to a net loss of $1,414,403 ($0.02 per share) for the comparative interim period in 2014.

Compared to the three months ended March 2014, our operation expenses for the current quarter decreased from $1.4 million to $1.2 million due to the changes in the following items:

•	Advertising and promotion expense increased from $7,998 to $92,689 as we engaged a marketing and consulting firm to increase potential investors’ awareness of the Company;
•	Amortization expense decreased from $92,464 to $20,691 due to the fact that no more amortization of intangible assets after we wrote off the Chinuka Process due to an impairment loss.
•	Consulting fees, consulting fee – directors and officers, and management fees combined decreased from $557,198 to $302,628, primarily because we delayed the issuance of common stock to directors, management, and employees as stock based compensation to next quarter. During the first quarter of 2014, such issuance contributed $306,600 to these expenses. Had the stock based compensation expense occurred during this quarter, our overall operation expense would have remained the same level for the same quarter of last year.

Exploration expense is still the largest single expense item in our operation caused by activities in completing our EIS project. A decrease of $83,875 in such expense reflects our reach to the final phase of the EIS.

Due to the cash constrains, there is no spending on research and development during the three months ended March 31, 2015.

Loss before other items for the current three-month period was $1,178,188, as compared to $1,402,458 for the comparative period in 2014.

Foreign exchange loss was $4,328 for the current period, as compared to $11,967 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso and Canadian dollar during the comparable period.

Liquidity and Cash Flows

As of March 31, 2015, we had a working capital of $4,927 (December 31, 2014: $747,390), including $334,766 (December 31, 2014: $949,806 of cash.)

Cash used in operating activities was $964,981 for the three months ended March 31, 2015, compared to $1,228,924 for the comparable prior year period. Cash used in investing activities was $59 for the three months ended March 31, 2015 (2014: $1,856).

We raised $350,500 from financing activities during the current three-month period. During the three months ended March 31, 2014, we did not raise any cash from financing activities.

Subsequent to March 31, 2015, pursuant to a Binding MOU dated December 3, 2013, amended September 11, 2014, we closed an additional sale of 3,750,000 Second Tranche Units to an investor. The sale price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $1,500,000. The MOU provides for 7% selling commission in connection with the sale of the Second Tranche Units to non-U.S. purchasers.

We believe that the prospects are such that we will be able to raise sufficient funds. However, there are a number of risk factors which will influence our ability to do so, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit and the expected remaining $1,650,000 from the sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to the Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, as amended on July 30, 2014, with Grand Agriculture Investment Limited, a Hong Kong company controlled by Kin Wong, our Chairman and CEO, on March 16, 2015, we received a total of US$350,000 through the sale of 875,000 Second Tranche Units from two investors. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). These 875,000 Second Tranche Units, including a total of 787,500 Second Tranche Warrants, were purchased by Hua Jiang and Feng Xu, accredited investors as defined in Regulation D. The purchase price per unit for these Second Tranche Units was $0.40 per unit. In April 2015, the Company closed a sale of 1,250,000 Second Tranche Units pursuant to the MOU dated December 30, 2013, as amended. The sale price for the Second Tranche Units was $0.40 per unit for gross proceeds of $500,000. Each Second Tranche Unit consists of one share of common stock and one warrant to purchase 90% of one share of common stock at an exercise price of $0.55 with an expiration date of December 31, 2017. The Company paid $59,500 in commissions.

In May 2015, the Company closed an additional sale of 3,250,000 Second Tranche Units pursuant to the MOU dated December 30, 2013, as amended. The sale price for the Second Tranche Units was $0.40 per unit for gross proceeds of $1,300,000. Each Second Tranche Unit consists of one share of common stock and one warrant to purchase 90% of one share of common stock at an exercise price of $0.55 with an expiration date of December 31, 2017. The Company paid $91,000 in commissions.

These sales were made pursuant to Regulation S promulgated by the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”). The offers and sales of the Second Tranche Units were made in off-shore transactions as defined in Regulation S and there were no directed selling efforts made in the U.S. by the Company, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing. Applicable offering restrictions were also implemented by us in compliance with Rule 903(b)(3) of Regulation S. The investors also agreed to conform to the restrictions on resale of the securities contained in Regulation S. We will pay a 7% selling commission of US$150,000 in connection with the sales of these Second Tranche Units to Ambitious King Limited, a Hong Kong corporation pursuant to the terms of the Placement Agent Agreement dated May 23, 2014.

On March 19, 2015, we issued 100,000 shares of common stock to a consultant for services pursuant to a consulting agreement.

The sale was made pursuant to Rule 506(b) of Regulation D promulgated by the Commission under the Securities Act. The consultant was an accredited investor as defined in Rule 501(a) of Regulation D. The consultant acknowledged appropriate investment representations with respect to the issuance and consented to the imposition of restrictive legends upon the certificate representing the shares. The consultant did not enter into the transaction with the Company as a result of any general solicitation or subsequent to any advertisement, article, notice, or other communication published in any newspaper, magazine, or similar media or broadcast on television or radio, or presented at any seminar or meeting. The consultant was afforded the opportunity to ask questions of our management and to receive answers concerning the terms and conditions of the issuance. No selling commissions were paid in connection with the sale shares to the consultant.

Item 6. Exhibits

The following exhibits are furnished with this report:

SEC Ref. No.	Title of Document
31.1	Rule 15d-14(a) Certification by Principal Executive Officer
31.2	Rule 15d-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: May 14, 2015	By	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)
Date: May 14, 2015	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)