Form 10-Q
period 2015-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2015-08-10
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ______________________ to ______________________

Commission File Number 000-55441

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

96,114,442 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at August 10, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Balance Sheets
(Expressed in US dollars)

As at	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current
Cash	$1,822,572	$949,806
Prepaid expenses	269,793	89,631
Receivables	25,275	25,468
Total Current Assets	2,117,640	1,064,905
Property and Equipment (Note 4)	237,642	278,015
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$3,007,232	$1,994,870

Liabilities

Current
Accounts payable and accrued liabilities	$227,656	$317,515

Total Liabilities	227,656	317,515

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6) 100,000,000 shares authorized Nil (2014 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6) 500,000,000 shares authorized 95,739,442 (2014 – 85,905,392) shares issued and outstanding	60,904,030	57,211,235

Accumulated Deficit	(58,124,454)	(55,533,880)

Total Stockholders’ Equity	2,779,576	1,677,355

Total Liabilities and Stockholders’ Equity	$3,007,232	$1,994,870

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Operations
(Unaudited - Expressed in US dollars)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expenses
Advertising and promotion	$152,657	$5,486	$245,346	$13,484
Amortization	20,707	92,545	41,398	185,009
Bank charges and interest	5,365	3,694	9,573	7,710
Consulting fees	184,928	171,477	239,136	311,617
Consulting fees – directors and officers	393,127	125,536	592,627	407,366
Exploration (Note 5)	216,395	419,002	678,065	964,547
Filing fees	9,390	4,262	17,952	10,196
Insurance	11,800	10,034	20,908	19,194
Investor relations	5,755	20,163	32,393	20,163
Licenses and taxes, net	2,035	2,132	2,177	(37,921)
Management fees	75,525	77,228	124,445	212,456
Office	16,141	18,397	32,492	42,928
Professional fees	104,288	57,980	193,152	140,482
Rent	55,842	42,111	110,350	78,513
Research and development	-	-	-	8,197
Staff salaries and benefits	16,248	23,829	35,846	23,829
Telephone	7,445	7,899	12,618	17,056
Transfer agent fees	1,983	1,647	3,247	3,663
Travel and vehicle	56,442	68,451	122,531	125,842

Loss Before Other Items	(1,336,073)	(1,151,873)	(2,514,256)	(2,554,331)
Foreign Exchange	(71,989)	(15,453)	(76,318)	(27,420)
Interest Income	-	18	-	40

Net Loss and Comprehensive Loss for Period	(1,408,062)	(1,167,308)	(2,590,574)	(2,581,711)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Shares of Common Stock Outstanding	90,654,018	79,035,941	88,389,508	76,585,005

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Interim Stockholders’ Equity
(Unaudited - Expressed in US dollars)

				Total
		Common Stock		Stockholders’
	Shares of	and Paid-In Capital	Accumulated	Equity
	Common Stock	In Excess of Par Value	Deficit
Balance, December 31, 2014	85,905,392	$57,211,235	$(55,533,880)	$1,677,355
Stock-based compensation (Note 6(c))	1,159,050	442,295	-	442,295
Shares issued for service (Note 6(a))	300,000	135,000	-	135,000
Private placements net of issuance cost (Note 6(a))	8,375,000	3,115,500	-	3,115,500
Net loss for the period	-	-	(2,590,574)	(2,590,574)
Balance, June 30, 2015	95,739,442	$60,904,030	$(58,124,454)	$2,779,576

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated interim Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Six months ended June,
	2015	2014
Operating Activities
Net loss for period	$(2,590,574)	$(2,581,711)
Items not involving cash
Amortization	41,398	185,009
Stock-based compensation	442,295	82,456
Common stock issued for services	135,000	306,600
Changes in non-cash working capital
Prepaid expenses	(180,164)	(130,017)
Receivables	195	11,944
Accounts payable and accrued liabilities	(103,859)	(325,165)
Cash Used in Operating Activities	(2,255,709)	(2,450,884)

Investing Activities
Additions to property and equipment	(1,025)	(1,857)
Cash Used in Investing Activities	(1,025)	(1,857)

Financing Activities
Issuance of common stock for cash	3,129,500	1,860,000
Due to related party		124,747
Cash Provided by Financing Activities	3,129,500	1,984,747

Inflow (outflow) of Cash	872,766	(467,994)
Cash, Beginning of Period	949,806	2,056,996
Cash, End of Period	$1,822,572	$1,589,002

Supplemental Cash Flow Information
Share issuance costs included in accounts payable	$14,000	$-

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
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

The accompanying condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) generally accepted accounting principles (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014, Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) on March 30, 2015. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2014 filed as part of the Company’s December 31, 2014 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

These condensed consolidated interim financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $58,124,454 at June 30, 2015 (December 31, 2014 - $55,533,880), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The following accounting pronouncement was adopted by the Company:

Effective January 1, 2015, the Company adopted the Financial Accounting Standards Board (“FASB”) issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. As a result of the amendment, the Company no longer labels the financial statements as those of an exploration stage entity and no longer presents inception-to-date information on its statements of operations, cash flows, and shareholders’ equity.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
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

The Company mitigates credit risk by maintaining its cash with high credit quality US, Canadian, Chilean and Chinese financial institutions.

(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at June 30, 2015 and December 31, 2014 totaled $1,822,572 and $949,806, respectively. At June 30, 2015 and December 31, 2014, the Company had accounts payable and accrued liabilities of $227,656, and $317,515, respectively, all of which fall due in the next fiscal quarter.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
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

The Company’s cash consists of cash held in bank accounts. Due to the short term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values on cash flows associated with interest income as of June 30, 2015.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chilean pesos (“CLP”) and Chinese yuan (“RMB”)). As at June 30, 2015, the Company has net monetary assets of $30,274 (December 31, 2014 - net monetary liabilities of $19,536) denominated in CAD, net monetary liabilities of $75,233 (December 31, 2014 - $155,120) denominated in CLP, net monetary assets of $369,629 (December 31, 2014 - $44,938) denominated in Hong Kong dollars (“HKD”), and net monetary assets of $20,711 (December 31, 2014 - $122,760) denominated in RMB.

As at June 30, 2015, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

4.	PROPERTY AND EQUIPMENT

	June 30, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	115,320	14,119
Office furniture and fixtures	175,048	73,548	101,500
Office equipment	33,575	17,044	16,531
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,088	132,554	21,534

	$652,656	$415,014	$237,642

	December 31, 2014
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	106,221	23,218
Office furniture and fixtures	175,048	57,173	117,875
Office equipment	32,609	14,283	18,326
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,029	119,391	34,638

	$651,631	$373,616	$278,015

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

5.	MINERAL PROPERTIES

Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, SCM White Mountain Titanium Chile (“White Mountain Chile”), entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950.

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

Exploration expenditures incurred by the Company during the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014

Assaying	$1,123	$2,085
Concession fees	72,330	101,775
Environmental	248,507	356,768
Equipment rental	6,383	7,734
Geological consulting fees	33,371	189,842
Site costs	296,719	297,243
Transportation	19,632	9,082

Exploration expenditures for period	$678,065	$964,547

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

(a)	Common stock

During the six months ended June 30, 2015, the Company closed the sale of 8,375,000 second tranche units (the “Second Tranche Units”). The sale of the units was pursuant to a Binding Memorandum of Understanding (the “MOU”) the Company entered into with Grand Agriculture Investment Limited (the “Investor”) dated December 3, 2013, amended September 11, 2014, whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The sale price for the 8,375,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,350,000. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company is required to pay $234,500 in finder’s commissions, of which $14,000 is included in accounts payable and accrued liabilities.

In March and June 2015, the Company issued 300,000 shares of common stock to a marketing and consulting service provider as non-cash compensation in exchange for services. Those shares were measured at a fair value of $0.45 per common share.

(b)	Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010, which has been replaced by a stock incentive plan adopted in June 2015 (individually, the “2005 Plan” and the “2015 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; and the 2015 Plan was originally authorized to issue 4,901,740 shares, which amount is increased at the end of each year to represent 10% of the total outstanding shares at year-end, up to a maximum of 3,800,000. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2015 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year. The compensation pool program is incorporated into the 2015 Plan.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(b)	Stock options (continued)

The following table represents service-based stock option activity during the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	1,225,000	$0.55	150,000	$1.30
Granted	300,000	0.45	1,075,000	0.45
Expired	(150,000)	1.30	-	-

Outstanding – end of period	1,375,000	$0.45	1,225,000	$0.55

Exercisable – end of period	1,375,000	$0.45	1,225,000	$0.55

As at June 30, 2015 and December 31, 2014, the following stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2015	2014

February 15, 2015	$1.30	-	150,000
October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	700,000

		1,375,000	1,225,000

The shares under option at June 30, 2015 had an intrinsic value of $nil (December 31, 2014 - $nil) and a weighted average remaining contractual life of 2.44 (December 31, 2014 - 3) years.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(c)	Stock-based compensation

In May 2015, the Company issued 859,050 shares of common stock out of the Company’s 2014 compensation pool to directors, officers, and employees based on 2014 performance. In addition, the Company issued 300,000 shares of common stock to a former executive director for the completion of an Environmental Impact Statement(“EIS”) and participation of the Company’s 2014 compensation pool. The stock-based compensation includes stock options granted in March 2015 and amortization of common stock shares issuable upon the market performance of the Company’s stock. The remaining unamortized balance of $166,929 (December 31, 2014 - $204,232) will be amortized through December 2015 and July 2019.

(d)	Warrants

During the six months ended June 30, 2015, the Company issued warrants to purchase 7,537,500 shares of common stock, as part of a private placement offering (Note 6 (a)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017.

Details of stock purchase warrant activity for the period ended June 30, 2015 and the year ended December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	21,487,585	$0.55	12,762,585	$0.69
Issued	7,537,500	0.55	10,725,000	0.55
Cancelled	-	-	(2,000,000)	(1.50)

Outstanding - end of period	29,025,085	$0.55	21,487,585	$0.55

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(d)	Warrants (Continued)

As at June 30, 2015 and December 31, 2014, the following warrants were outstanding:

		June 30,	December 31,
Expiry Date	Exercise Price	2015	2014

December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	2,367,437
December 31, 2016	$0.45	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2017	$0.55	4,500,000	4,500,000
December 31, 2017	$0.55	5,625,000	5,625,000
December 31, 2017	$0.55	7,537,500	-
		29,025,085	21,487,585

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 in outstanding options and 29,025,085 in outstanding warrants.

8.	COMMITMENTS

On December 4, 2013, the Company entered into a $10,000,000 financing by means of the binding MOU with the Investor. Pursuant to the MOU, the Company closed the sales of 5,714,286 First Tranche Units and 11,250,000 Second Tranche Units, for total gross proceeds of $6,500,000. During six months ended June 30, 2015, the Company closed an additional sale of 8,375,000 Second Tranche Units (Note 6(a)).

The Company expects additional sales of 375,000 Second Tranche Units, pursuant to the MOU, to complete the sale of the Second Tranche Units.

In connection with the completion of the sale of the Second Tranche Units, the Company has agreed to grant to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of common stock at $0.55 per share exercisable immediately upon issuance and through December 31, 2017 (the “Bonus Warrants”). The Bonus Warrants will be in a form substantially identical to the Second Tranche Warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2015
(Unaudited - Expressed in US dollars)

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 10, 2015, which represents the date the condensed consolidated financial statements were issued. The following subsequent events have occurred:

•

On August 5, 2015, we received $150,000 from the sale of 375,000 Second Tranche Units, which, pursuant to the MOU, completed the sales of Second Tranche Units. We are obligated to pay finder’s commissions in amount of $10,500.

•	On August 6, 2015, in connection with the closing of the sale of 375,000 Second Tranche Units, we granted to Grand Agriculture Investment Limited warrants at no additional cost to purchase up to 6,000,000 shares of the Company’s common stock at $0.55 per share exercisable immediately upon issuance and through December 31, 2017. These warrants are in a form identical to the Second Tranche Units Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited interim consolidated condensed financial statements for the six months ended June 30, 2015 and accompanying notes to these financial statements (“financial statements”).

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, continued access to financing, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, customer inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions, maintenance of the Company’s EIS approval, and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

We were incorporated in the State of Nevada on April 24, 1998. We have seven wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company which holds the sublicense for the Chinuka process; White Mountain Titanium Corporation, a Canadian stock company which is inactive; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; White Mountain Titanium (Hong Kong), a Hong Kong corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation from which our Chinese operations are managed.

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. Further, if warranted, we intend to construct and operate a desalination plant covered under the approval of our Environmental Impact Statement for future production of water for the Cerro Blanco project and interim sales to third party users. In addition, we plan to research into the recovery of feldspar and the production of refined titanium metal from materials sourced from these mining concessions. We also plan to expand our exploration activities on the La Martina concessions which we discovered in 2013.

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB Markets (OTCQB: WMTM). Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

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

La Martina

La Martina consists of six registered exploration concessions, covering an area of 1,288 hectares, comparable in size to the area covering the current nine known prospects at Cerro Blanco. Alteration and mineralization at La Martina is believed to be similar to that observed on the Cerro Blanco property.

Off-Take Agreements

We currently have two definitive off-take agreements in place:

•

During 2011, we entered into our first off-take agreement with a major international pigment producer where that producer will purchase 25,000 tonnes per annum of our standard grade, natural rutile concentrate at US$1,200 per tonne FOB port. Although deliveries did not commence by September, 2014, the contract remains in place, but the buyer may terminate the agreement at any time. The term of the agreement may be extended by mutual agreement.

•

On September 27, 2012, we entered into a second off-take agreement with a major international pigment producer for the supply of natural rutile concentrate from the Cerro Blanco project. Under the agreement, the pigment producer has agreed to purchase 10,000 tonnes per annum of our standard grade rutile concentrate at $1,250 per tonne FOB port. The three-year term, which commences upon the production of 5,000 tons of product from the Cerro Blanco project, may be extended by mutual agreement. The buyer may terminate the agreement at any time.

These two contracts are still in force at June 30, 2015.

Major Developments

Since December 31, 2014, we had the following major developments:

•

The Company received environmental approval from the Chilean Environmental Authority for its Cerro Blanco project. The EIS report was filed with the Government in February 2013, and the definitive Environmental Impact Statement (the “EIS”) for the project was approved, signed and delivered to the Company on May 20, 2015. This approval marks a major milestone for the development of the project and allows the project to advance to Bankable Feasibility Study (the “BFS”) and subsequent production. The EIS approval is a necessary precursor for future permitting requirements at Cerro Blanco.

•

The Company closed the sale of 8,375,000 Second Tranche Units (the “Second Tranche Units”) since March 2015. The sale price for the 8,375,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,350,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”).

•	The Company entered into an agreement with a Chinese entity for financial advisory and investor relations service and paid $245,000 in upfront fees.
•

In June 2014, the FASB issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For the current three month period ended June 30, 2015, we adopted this new standard.

Results of Operations

We recorded a net loss of $1,408,062 and $2,590,574 for the three months and the six months ended June 30, 2015, respectively, ($0.02 and $0.03 per weighted average common share outstanding) compared to a net loss of $1,167,308 and $2,581,711 ($0.01 and $0.03 per share) for the comparative interim periods in 2014.

Compared to the six months ended June 30, 2014, our total operation expenses for the current six month period remained the same with changes in under the following items:

•	Advertising and promotion expense increased from $13,484 to $245,346 as we engaged a marketing firm to increase potential investors’ awareness of the Company.
•	Amortization expense decreased from $185,009 to $41,398 due to the fact that we no longer amortize intangible assets after we wrote off the Chinuka Process due to an impairment loss.
•	Rent expense increased from $78,513 to $110,350 due to the fact that only one month rent for our China office was incurred for the same period last year as we started to use the office in June 2014.
•	Professional fees increased from $140,482 to $193,152 due to increase in audit and legal fees for more service activities needed for operation.

Exploration expense is still the largest single expense item in our operation caused by activities in completing our EIS project. A decrease of $286,482 in such expense reflects the completion of the EIS.

Due to the cash constrains, there was no spending on research and development during the three months ended June 30, 2015.

Loss before other items for the current six-month period was $2,514,256, as compared to $2,554,331 for the comparative period in 2014.

Foreign exchange loss was $76,317 for the current period, as compared to $27,240 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso during the comparable period.

Liquidity and Cash Flows

As of June 30, 2015, we had a working capital of $1,889,984 (December 31, 2014: $747,390), including $1,822,572 (December 31, 2014: $949,806) of cash.

Cash used in operating activities was $2,255,709 for the six months ended June 30, 2015, compared to $2,450,884 for the comparable prior year period. Cash used in investing activities was $1,025 for the six months ended June 30, 2015 (2014: $1,857).

We raised $3,129,500 from financing activities during the current six-month period, compared to $1,984,747 for the same period in 2014.

We anticipate that we will need to raise additional funds to meet or exceed the needs of our operations and move the Cerro Blanco project to BFS and eventually to production. However, there is a number of risk factors which will influence our ability to raise sufficient funds, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit and the expected remaining $150,000 from the sale of Second Tranche Units, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

Recent Accounting Pronouncements

In February 2015 the FASB issued update No. 2015-02 – Consolidation (Topic 810) Amendments to the Consolidated Analysis.

The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the Update provide guidance on management’s responsibility to disclose conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. The update requires management also to discuss plans to mitigate the conditions or events and if the plans will alleviate the substantial doubt by considering the probability of implementation of the plans and mitigation effect of the plans. The new requirements are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected not to provide the disclosure required by this item.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015.

Item 6. Exhibits

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: August 10, 2015	By	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)