Form 10-Q
period 2015-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2015-11-16
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes [   ]      No [X]

96,114,442 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at November 16, 2015.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Balance Sheets
(Expressed in US dollars)

As at	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Assets
Current
Cash	$1,221,080	$949,806
Prepaid expenses	238,380	89,631
Receivables	4,657	25,468
Total Current Assets	1,464,117	1,064,905
Property and Equipment (Note 4)	218,146	278,015
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$2,334,213	$1,994,870

Liabilities

Current
Accounts payable and accrued liabilities	$227,425	$317,515

Total Liabilities	227,425	317,515

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6)
100,000,000 shares authorized Nil (2014 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 6)
500,000,000 shares authorized 96,114,442 (2014 – 85,905,392) shares issued and outstanding	61,052,604	57,211,235

Accumulated Deficit	(58,945,816)	(55,533,880)

Total Stockholders’ Equity	2,106,788	1,677,355

Total Liabilities and Stockholders’ Equity	$2,334,213	$1,994,870

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Operations
(Unaudited - Expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expenses

Advertising and promotion	$30,291	$2,293	$275,637	$15,777
Amortization	19,497	92,171	60,894	277,180
Bank charges and interest	3,664	6,149	13,238	13,859
Consulting fees	227,679	240,206	466,815	551,823
Consulting fees – directors
and officers	201,500	267,250	794,127	674,616
Exploration (Note 5)	108,539	884,455	786,604	1,849,002
Filing fees	2,557	3,826	20,509	14,022
Insurance	7,857	8,995	28,765	28,189
Investor relations	680	11,391	33,073	31,554
Licenses and taxes, net	231	540	2,408	(37,381)
Management fees	9,074	97,228	133,519	309,684
Office	14,969	24,675	47,465	67,603
Professional fees	79,703	110,574	272,856	251,056
Rent	52,932	61,728	163,282	140,241
Research and development	-	-	-	8,197
Staff salaries and benefits	22,676	21,448	58,522	45,277
Telephone	7,434	8,644	20,052	25,700
Transfer agent fees	1,340	413	4,587	4,076
Travel and vehicle	65,852	78,362	188,383	204,204

Loss Before Other Items	(856,475)	(1,920,348)	(3,370,736)	(4,474,679)

Foreign Exchange	35,185	(8,243)	(41,267)	(35,663)
Interest Income	68	45	67	85

Net Loss and Comprehensive Loss for Period	(821,222)	(1,928,546)	(3,411,936)	(4,510,257)

Basic and Diluted Loss Per Common Share (Note 7)	$(0.01)	$(0.05)	$(0.04)	$(0.06)
Weighted Average Number of Shares of Common Stock Outstanding	94,508,653	82,359,196	90,451,637	78,282,865

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Interim Stockholders’ Equity
(Unaudited - Expressed in US dollars)

				Total
		Common Stock		Stockholders’
	Shares of	and Paid-In Capital	Accumulated	Equity
	Common Stock	In Excess of Par Value	Deficit
Balance, December 31, 2014	85,905,392	$57,211,235	$(55,533,880)	$1,677,355
Stock-based compensation (Note 6(c))	1,159,050	451,369	-	451,369
Shares issued for service (Note 6(a))	300,000	135,000	-	135,000
Private placements net of issuance cost (Note 6(a))	8,750,000	3,255,000	-	3,255,000
Net loss for the period	-	-	(3,411,936)	(3,411,936)
Balance, September 30, 2015	96,114,442	$61,052,604	$(58,945,816)	$2,106,788

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Nine months ended September,
	2015	2014
Operating Activities
Net loss for period	$(3,411,936)	$(4,510,257)
Items not involving cash
Amortization	60,894	277,180
Stock-based compensation	451,369	123,684
Common stock issued for services	135,000	306,600
Changes in non-cash working capital
Prepaid expenses	(148,749)	(63,406)
Receivables	20,811	(7,554)
Due to a related party	-	40,405
Accounts payable and accrued liabilities	(90,090)	2,335
Cash Used in Operating Activities	(2,982,701)	(3,831,013)

Investing Activities
Additions to property and equipment	(1,025)	(91,598)
Cash Used in Investing Activities	(1,025)	(91,598)

Financing Activities
Issuance of common stock for cash	3,255,000	4,185,000
Cash Provided by Financing Activities	3,255,000	4,185,000

Inflow (outflow) of Cash	271,274	262,389
Cash, Beginning of Period	949,806	2,056,996
Cash, End of Period	$1,221,080	$2,319,385

Supplemental Cash Flow Information
Income tax paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
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

The accompanying condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2014, Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) on March 30, 2015. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2014 filed as part of the Company’s December 31, 2014 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

These condensed consolidated interim financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $58,945,816 at September 30, 2015 (December 31, 2014 - $55,533,880), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

The following accounting pronouncement was adopted by the Company:

Effective January 1, 2015, the Company adopted the Financial Accounting Standards Board (“FASB”) issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. As a result of the amendment, the Company no longer labels the financial statements as those of an exploration stage entity and no longer presents inception-to-date information on its statements of operations, cash flows, and stockholders’ equity.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
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

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at September 30, 2015 and December 31, 2014 totaled $1,221,080 and $949,806, respectively. At September 30, 2015 and December 31, 2014, the Company had accounts payable and accrued liabilities of $227,425, and $317,515, respectively, all of which fall due in the next fiscal quarter.

(d)	Market risk

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
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

The Company’s cash consists of cash held in bank accounts. Due to the short term nature of these financial instruments, fluctuations in market interest rates do not have a significant impact on estimated fair values on cash flows associated with interest income as of September 30, 2015.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Canadian dollars (“CAD”), Chilean pesos (“CLP”) and Chinese yuan (“RMB”)). As at September 30, 2015, the Company has net monetary assets of $27,814 (December 31, 2014 - net monetary liabilities of $19,536) denominated in CAD, net monetary liabilities of $33,661 (December 31, 2014 - $155,120) denominated in CLP, net monetary assets of $18,216 (December 31, 2014 - $44,938) denominated in Hong Kong dollars (“HKD”), and net monetary assets of $78,024 (December 31, 2014 - $122,760) denominated in RMB.

As at September 30, 2015, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CAD, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

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

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
(Unaudited - Expressed in US dollars)

4.	PROPERTY AND EQUIPMENT

	September 30, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	119,453	9,986
Office furniture and fixtures	175,048	81,644	93,404
Office equipment	33,574	18,331	15,243
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,089	138,534	15,555

	$652,656	$434,510	$218,146

	December 31, 2014
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	106,221	23,218
Office furniture and fixtures	175,048	57,173	117,875
Office equipment	32,609	14,283	18,326
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,029	119,391	34,638

	$651,631	$373,616	$278,015

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
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

La Martina

As a result of regional exploration carried out in January 2013, a new rutile prospect named La Martina has been discovered and staked in the Atacama, or Region III, geographic region of northern Chile. La Martina, which is located approximately 45 kilometers southwest of the city of Vallenar and 17 kilometres southwest of the Cerro Blanco project, consists of nine registered exploration concessions. Concession fees and other costs incurred in staking the property have been expensed.

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

Exploration expenditures incurred by the Company during the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014

Assaying	$-	$63,775
Concession fees	76,612	100,501
Environmental	241,356	733,725
Equipment rental	9,409	34,637
Geological consulting fees	35,790	443,310
Site costs	402,889	456,952
Transportation	20,548	16,102

Exploration expenditures for period	$786,604	$1,849,002

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK

	(a)	Common stock

During the nine months ended September 30, 2015, the Company closed the sale of 8,750,000 second tranche units (the “Second Tranche Units”). The sale of the units was pursuant to a Binding Memorandum of Understanding (the “MOU”) the Company entered into with Grand Agriculture Investment Limited (the “Investor”) dated December 3, 2013, amended September 11, 2014, whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The sale price for the 8,750,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,500,000. Each Second Tranche Unit consists of one share of common stock and 90% of one warrant to purchase one share of common stock at $0.55 exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company paid $245,000 in finder’s commissions. In addition, pursuant to the MOU, the Company issued bonus warrants to an investors to purchase 6,000,000 shares of common stock to conclude a total sale of 20,000,000 Second Tranche Units. Each whole warrant is exercisable at $0.55 per share until December 31, 2017 (note 6(d)).

In March and June 2015, the Company issued 300,000 shares of common stock to a marketing and consulting service provider as non-cash compensation in exchange for services. Those shares were measured at a fair value of $0.45 per common share.

	(b)	Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010, which has been replaced by a stock incentive plan adopted in June 2015 (individually, the “2005 Plan” and the “2015 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares; and the 2015 Plan was originally authorized to issue 4,641,040 shares, which amount is increased at the end of each year to represent 10% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year less 3,949,500 shares. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2015 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool will consist of 1% of the outstanding shares at the end of each year. The shares granted under the compensation pool program are issued under the 2015 Plan.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(b)	Stock options (continued)

The following table represents service-based stock option activity during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price
Outstanding - beginning of period	1,225,000	$0.55	150,000	$1.30
Granted	300,000	0.45	1,075,000	0.45
Expired	(150,000)	1.30	-	-

Outstanding – end of period	1,375,000	$0.45	1,225,000	$0.55

Exercisable – end of period	1,375,000	$0.45	1,225,000	$0.55

As at September 30, 2015 and December 31, 2014, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2015	2014

February 15, 2015	$1.30	-	150,000
October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	700,000

		1,375,000	1,225,000

The shares under option at September 30, 2015 had an intrinsic value of $nil (December 31, 2014 - $nil) and a weighted average remaining contractual life of 2.19 (December 31, 2014 - 3) years.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

	(c)	Stock-based compensation

In May 2015, the Company issued 859,050 shares of common stock out of the Company’s 2014 compensation pool to directors, officers, and employees based on 2014 performance. In addition, the Company issued 300,000 shares of common stock to a former executive director for the completion of an Environmental Impact Statement(“EIS”) and participation of the Company’s 2014 compensation pool. The stock-based compensation includes stock options granted in March 2015 and amortization of common stock shares issuable upon the market performance of the Company’s stock. The remaining unamortized balance of $138,082 (December 31, 2014 - $204,232) will be amortized through December 2015 and July 2019.

	(d)	Warrants

During the nine months ended September 30, 2015, the Company issued warrants to purchase 13,875,000 shares of common stock including bonus warrants issued to an investor to purchase 6,000,000 shares of common stock, as part of a private placement offering (Note 6 (a)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017.

Details of stock purchase warrant activity for the period ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of period	21,487,585	$0.55	12,762,585	$0.69
Issued	13,875,000	0.55	10,725,000	0.55
Cancelled	-	-	(2,000,000)	(1.50)

Outstanding - end of period	35,362,585	$0.55	21,487,585	$0.55

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2015
(Unaudited - Expressed in US dollars)

6.	CAPITAL STOCK (Continued)

(d)	Warrants (Continued)

As at September 30, 2015 and December 31, 2014, the following warrants were outstanding:

		September 30,	December 31,
Expiry Date	Exercise Price	2015	2014

December 31, 2015	$0.65	1,770,328	1,770,328
December 31, 2015	$0.65	910,534	910,534
December 31, 2015	$0.65	2,367,437	2,367,437
December 31, 2016	$0.45	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2017	$0.55	4,500,000	4,500,000
December 31, 2017	$0.55	5,625,000	5,625,000
December 31, 2017	$0.55	13,875,000	-
		35,362,585	21,487,585

7.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 in outstanding options and 35,362,585 in outstanding warrants.

8.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 16, 2015, which represents the date the condensed consolidated financial statements were issued. The following subsequent events have occurred:

•	On October 13, 2015, the Company requested and was approved to terminate its obligation to issue reports on SEDAR in compliance with the British Columbia Securities Commission regulations.
•

On November 9, 2015, the Board of Directors resolved to accept resignation of Brian Flower as a sole director of White Mountain Titanium Corporation (Canada) and appoint Eric Gan as an interim sole director. The Board also resolved to dissolve the Canadian subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, and our unaudited interim consolidated condensed financial statements for the nine months ended September 30, 2015 and accompanying notes to these financial statements (“financial statements”).

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

We were incorporated in the State of Nevada on April 24, 1998. We have seven wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company which held the sublicense for the Chinuka process and is presently inactive; White Mountain Titanium Corporation, a Canadian stock company which is inactive; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; White Mountain Titanium (Hong Kong), a Hong Kong corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation from which our Chinese operations are managed.

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. Further, if warranted, we intend to construct and operate a desalination plant covered under the approval of our Environmental Impact Statement for future production of water for the Cerro Blanco project and interim sales to third party users. In addition, we plan to research into the recovery of feldspar from materials sourced from these mining concessions. We also plan to expand our exploration activities on the La Martina concessions which we discovered in 2013. On September 15, 2015, we received notice from La Serena Technologies Limited that the sublicense for the Chinuka titanium electro-refining process technology was terminated for failure to provide a total of $5,000,000 towards the development of the technology prior to September 15, 2015.

Our common stock is currently traded on the over-the-counter market and is quoted on the OTCQB Markets (OTCQB: WMTM). Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

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

La Martina

La Martina consists of nine registered exploration concessions, covering an area of 1,288 hectares, comparable in size to the area covering the current nine known prospects at Cerro Blanco. Alteration and mineralization at La Martina is believed to be similar to that observed on the Cerro Blanco property.

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

These two contracts are still in force at September 30, 2015.

Major Developments

Since December 31, 2014, we had the following major developments:

  We received environmental approval from the Chilean Environmental Authority for our Cerro Blanco project. The EIS report was filed with the Government in February 2013, and the definitive Environmental Impact Statement (the “EIS”) for the project was approved, signed and delivered to us on May 20, 2015. This approval marks a major milestone for the development of the project and allows the project to advance to Bankable Feasibility Study (the “BFS”) and subsequent production. The EIS approval is a necessary precursor for future permitting requirements at Cerro Blanco.

  In June 2014, the FASB issued update No. 2014-10 Development Stage Entities. The amendments in this update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. The amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For the current nine month period ended September 30, 2015, we adopted this new standard.

  In April 2015, we entered into an agreement with Shenzhen New JunAn Investment Management, Ltd. (the “New JunAn”), a Shenzhen, China based financial advisory firm for services including merger and acquisition, private equity placements, financial advisory and investor relations. Besides compensation of cash commissions of between 3% and 5% and warrants representing 25% of the units sold in the offering payable upon successful completion of a financing, New JunAn was also paid an upfront fee of $245,000, which is refundable for non-performance by New JunAn if, within ten months of the agreement, they fail to provide us an effective plan and adequate investor relation services to effect listing of our common stock on a senior US stock exchange, or if, within a reasonable time, they fail to raise a minimum of USD10 million for us.

  We are currently renegotiating the terms of the agreement.

  In August 2015 we completed the sale of 8,750,000 Second Tranche Units (the “Second Tranche Units”) under the Binding Memorandum of Understanding with Grand Agriculture Investment Limited (the “MOU”). The sale price for the 8,750,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,500,000. Each Second Tranche Unit consisted of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017. Pursuant to the MOU, we issued bonus warrants to an investor to purchase 6,000,000 shares of common stock at the conclusion of a total sale of 20,000,000 Second Tranche Units.

  On August 19, 2015, we entered into a non-binding and non-exclusive letter of intent (the “LOI”) with Nexo Capital Partners, LLC (“Nexo”) to fund, construct and manage a desalination plant which forms part of our Cerro Blanco mining project in Chile. Nexo is a US private equity firm which specializes in the business development of new technologies through strategic project acquisition and technology-implementation opportunities. Nexo proposes to use the services of an innovative US water technology company based out of Boston, MA.

  The LOI anticipates that the desalination plant, together with inflow and outflow seawater piping, would be constructed with no cash contribution by the Company. We would contribute the land, right of ways and environmental permit to construct the project and Nexo would provide the funding. It is further anticipated that prior to construction of the Cerro Blanco mining project, any water produced from the desalination plant would be sold to third parties in the Huasco Valley region and that excess water, if any, from the amount ultimately required by the mine would continue to be sold to third parties after construction of the mine.

  The parties intend to create either a contractual, joint venture, or other suitable relationship by which they could fund, construct, and operate the plant and market the water produced from the facility. Subject to negotiation and mutual agreement, specific terms of the relationship and the duties and obligations of the parties would be set forth in a definitive agreement.

  The LOI was set to expire on October 31, 2015 but the expiration date was extended to November 30, 2015. Nexo has agreed to advance and pay up to one-half of the legal costs of White Mountain in connection with the preparation of the definitive agreement. The parties are continuing negotiations, but no definitive agreement has been reached or entered into by the parties.

  On October 12, 2015, we entered into a non-binding Memorandum of Understanding (the “MOU”) with Sinosteel Equipment & Engineering Co., Ltd. (“Sinosteel MECC”), a publicly listed company with majority of shares controlled by a major Chinese state-owned metallurgy and resources group, Sinosteel Corporation Limited. The broad terms of the MOU stipulate that Sinosteel MECC is willing to cooperate with the Company in the development of the Cerro Blanco project, including an ancillary desalination plant. This cooperation includes engineering, procurement, and construction of the rutile concentrator plant, rutile products off-take and helping us get financial support from certain financial service firms, as well as major Chinese banks. Direct equity investment by Sinosteel MECC in the Cerro Blanco project, and/or the desalination project, would also be considered, subject to the completion of a final BFS and approval by relevant authorities that oversee Sinosteel MECC. Our engineering staff are working with Sinosteel MECC to support the financial and technical appraisal of the Cerro Blanco project and the desalination plant by Sinosteel MECC and their advisors.

  In October 2015, we requested and received approval from Canadian regulator to terminate our obligation to file reports on SEDAR.

  In November 2015, the Board of Directors passed a resolution to dissolve our Canadian subsidiary, which was no longer active.

Results of Operations

We recorded a net loss of $821,222 and $3,411,936 for the three months and the nine months ended September 30, 2015, respectively, ($0.01 and $0.04 per weighted average common share outstanding) compared to a net loss of $1,928,546 and $4,510,257 ($0.05 and $0.06 per share) for the comparative interim periods in 2014.

Compared to the nine months ended September 30, 2014, our total operation expenses for the current nine month period decreased approximately 25% by $1,103,943 with changes in the following items:

  Exploration expense decreased approximately 58% from $1,849,002 to $786,604 reflecting the completion of the EIS project.

  Directors/Officers Consulting Fees increased by 18% from $674,616 to $794,127, offset by a decrease of 57% in Management Fees from $309,684 to $133,519. The decrease in Management Fees was caused by classification of expense. Directors/Officers Fees combined decreased by 6% from $984,300 to $927,646 primarily because of higher one-time stock based compensation adjustment during the same period in 2014.

  Advertising and promotion expense increased approximately 1,647% from $15,777 to $275,637 as we engaged a marketing firm to increase potential investors’ awareness of the Company. A large portion of the expense was paid by issuing common stock.

  Amortization expense decreased approximately 78% from $277,180 to $60,894 due to the fact that there was no intangible assets to amortize after we wrote off the Chinuka Process due to an impairment loss.

Due to the cash constraints, there was no spending on research and development during the nine months ended September 30, 2015.

Loss before other items for the current nine-month period was $3,370,736, as compared to $4,474,679 for the comparative period in 2014.

Foreign exchange loss was $41,267 for the current period, as compared to $35,663 for the comparative period, due to the volatility of U.S. dollar compared to the Chilean Peso during the comparable period.

Liquidity and Cash Flows

As of September 30, 2015, we had working capital of $1,236,692 (December 31, 2014: $747,390), including $1,221,080 (December 31, 2014: $949,806) of cash.

Cash used in operating activities was $2,982,701 for the nine months ended September 30, 2015, compared to $3,831,013 for the comparable prior year period. Cash used in investing activities was $1,025 for the nine months ended September 30, 2015 (2014: $91,598).

We raised $3,255,000 from financing activities during the current nine-month period, compared to $4,185,000 for the same period in 2014.

We anticipate that we will need to raise additional funds of from $5 million to $10 million in the next twelve months to meet our operation requirements and to complete the BFS and commence studies for a desalination plant project. However, there are a number of risk factors which will influence our ability to raise sufficient funds, including the state of the capital markets generally, and the market price of our common stock. With the exception of funds on deposit, we have no other sources of committed funds, except for outstanding warrants for which there are no commitments to exercise. The most likely source of new funds would be an equity placement of common shares or some form of strategic alliance. We believe that a failure to raise funds in a timely manner would likely delay the achievement of some of our project milestones, and would delay any decision regarding the viability of operations while likely increasing future costs.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Industry and Capital Market Factors Negatively Impact to our Ability to Raise Additional Funds to Advance our Projects.

As an exploration stage company, we finance our operation using funds received from private equity offerings. Without additional capital raised, we will no longer be able to advance our Cerro Blanco project to Bankable Feasibility Study (the “BFS”) and subsequent production or continue to operate our business. Our current funds can only support our operation into early 2016; however, our ability to raise capital is challenged by the overall mining sector conditions. According to market commentators, weakening commodity price and sluggish outlook for demand growth have turned investors away from the mining sector. In such a challenging environment, we may not be able to raise enough funds to support our operations or we may have to accept capital at less than favorable terms.

Our Environmental Approval from the Chilean Government is Revocable and, if revoked, our Business Would be Adversely Affected.

Our ability to place our Cerro Blanco project into production is contingent upon environmental approvals received from the Chilean government. Although we received environmental approval from the Chile Environment Authority in May 2015, the approval is revocable. If we fail to meet our responsibilities, including social resettlement obligations and other environmental commitments, as stipulated in the approved EIS, or the Chilean government believes we have no intention to advance the project to final production, the EIS could be revoked and our business could fail.

Other Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 30, 2015 for broader discussion on risk factors.

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

White Mountain Titanium Corporation

Date: November 16, 2015	By	/s/ Kin Wong
Kin Wong, Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)