Form 10-K
period 2015-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2016-03-28
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55441

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001

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
Yes [   ]      No [X]

As of June 30, 2015, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $19,425,341 computed by reference to the average bid and asked price of the Common Stock. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant are assumed to be affiliates of the registrant. Such determination should not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

At March 28, 2016, there were 96,114,442 shares of the registrant’s Common Stock outstanding.

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

We were incorporated in the State of Nevada on April 24, 1998. We have six wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, a Chilean stock company; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; White Mountain Titanium (Hong Kong), a Hong Kong corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation.

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

Our Common Stock is currently traded in the over-the-counter market and is quoted on the OTCQB Markets under the symbol “WMTM.” Upon meeting listing requirements, it is our intention to graduate to a more senior exchange in due course.

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

Off-Take Agreements

We currently have two definitive off-take agreements in place:

  During 2011, we entered into our first off-take agreement with a major international pigment producer where that producer will purchase 25,000 tonnes per annum of our standard grade, natural rutile concentrate at $1,200 per tonne FOB port. Although deliveries did not commence by September, 2014, the contract remains in place. The term of the agreement may be extended by mutual agreement.
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

Industry Background

The bulk of the world’s titanium is used as the metal oxide, The chemically processed titanium ore, whether rutile or ilmenite based, is turned into pure titanium dioxide and used as a brilliant white pigment which imparts whiteness and opacity to paint, plastics, paper and other products. The use of titanium dioxide as a color carrier has grown over the last 40 years, since the use of white lead based paints was banned throughout the world for health reasons. Titanium dioxide is chemically inert, which gives it excellent color retention. It is thermally stable, with a melting point at 1,668ºC, which makes it suitable for use in paints and products that are designed to withstand high temperatures. About 5% of the world’s titanium is used as metal, due to its exceptional properties. It has the highest strength to weight ratio of any metal; is as strong as steel but 45% lighter. The most noted chemical property of titanium is its excellent resistance to corrosion, capable of withstanding attack by acids, moist chlorine gas, and by common salt solutions.

The table below gives a summary of distribution and end uses on an industry by industry basis for titanium dioxide (also designed as “TiO2”).

U.S. Distribution of TiO2pigment shipments by industry: 2013
Industry	Percent
Paint and Coatings	61.5%
Plastics and Rubber	24.1%
Paper	10.7%
All Other*	3.7%

* Includes agricultural, building materials, ceramics, coated fabrics and textiles, cosmetics, food, paper and printing ink. Source: U.S. Geological Survey, 2013 Minerals Yearbook, “Titanium”, August 2015. This and other U.S. Geological Survey publications referenced in this Titanium Industry and Market Overview can be found online at http://minerals.usgs.gov/minerals/pubs/

The table below gives a broad picture of principal uses for titanium dioxide.

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

Source: U.S. Geological Survey, Mineral Commodity Summaries, “Titanium Mineral Concentrates”, January 2016

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

Demand for Titanium Pigment

An assessment of historical data contained in the U.S. Geological Survey publication “Titanium Minerals Handbook, 1970 - 2007” shows that world demand for titanium dioxide pigments showed practically unbroken annual growth from 1.6 million tons in 1970 to 3.9 million tons in 2000. Demand declined to 3.7 million tons in 2001, rebounded to approximately 4.0 million tons in 2002 and steadily increased to approximately 4.9 million tons in 2007. Since 2007, demand for titanium pigment has continued to grow together with installed capacity. In their Mineral Commodity Summaries, “Titanium and Titanium Dioxide, January 2016” the U.S. Geological Survey estimate 2015 world titanium dioxide pigment capacity at 7.20 million tons, up from 6.56 million tons in the previous year.

Titanium Dioxide Prices

The U.S. Geological Survey Mineral Industry Surveys, “Titanium Mineral Concentrates”, January 2016, published prices for bulk rutile mineral concentrates, for Australia, were quoted at $950 in 2014 and $840 in 2015 per tonne. By comparison, published prices for ilmenite concentrates were $155 per tonne, $110 per tonne respectively for the same period. The current price for high grade rutile is approximately $750 per tonne, and for ilmenite approximately $100 per tonne.

Major Developments since December 31, 2014

Industry Perspective

The global paints and pigments industry faced continued challenges during 2015, with Western pigment producers facing high levels of cheaper finished products from Asia. According to market commentators, this led to destocking, which, according to industry observers, is now coming to an end.

Pigment producers are expecting steadier prices for 2016 and into next year. As the preferred TiO2 feedstock, firming prices for pigment should have positive implications for rutile and synthetic rutile. Management remains optimistic about the longer term prospects for TiO2 feedstocks, in particular high grade rutile.

Cerro Blanco Project, Environmental Impact Statement, Desalination Plant and Final Engineering

Set against that backdrop of expectations for firmer prices for pigments and TiO2 feedstocks and stubbornly difficult equity markets for junior exploration and development companies, we have continued to advance the Cerro Blanco project to final feasibility as quickly as funds have allowed.

We received approval for the EIS in May 2015, and are looking to conclude detailed design engineering and a final engineering feasibility study.

Environmental Impact Statement

In February 2013, we filed the EIS with the Chilean Environmental Authority, Servicio de Evaluación Ambiental (“SEA”). In April 2014, we completed and filed a written response with SEA to a first round of questions and comments posed during a public review of our EIS application. In October 2014, we completed and filed a written response with SEA to a second round of questions, which resulted in receiving significantly reduced number of questions and comments from SEA. In addition, we have successfully concluded negotiations with six households that would be required to be re-located as part of any production planning. We have also successfully addressed all questions from the communities during the public meetings stage.

After submitting response to address the last round of questions and comments with SEA in early 2015, we received environmental approval from the Chilean Environmental Authority. On May 20, 2015, the definitive Environmental Impact Statement was approved, signed and delivered to us for our Cerro Blanco project.

The approval of the EIS marks a major milestone for the development of our Cerro Blanco project and allows us to advance to Bankable Feasibility Study (the “BFS”). The EIS is also a necessary precursor for future permitting requirements at Cerro Blanco.

Desalination Plant

The Cerro Blanco project final feasibility will include a desalination plant to supply industrial quality process water to the mining and rutile processing plant. The desalination plant, based on conventional reverse osmosis technology, will be sited some five kilometers from the coast. Our technical personnel believe that the output of the desalination plant will exceed the industrial water requirements of the Cerro Blanco project itself. Discussions are underway with several companies in the region who have expressed a desire to purchase water from us. Should these discussions have a positive outcome, the desalination plant could be operated as a stand-alone facility, producing industrial water both for third party sale and the Cerro Blanco project. In effect, the desalination plant could become a separate profit center within the rutile recovery process.

Final Engineering

Our own technical staff in Santiago has already completed the bulk of the final design engineering to a level that is acceptable for final feasibility requirements. A definitive, final engineering feasibility study will require the input of an independent third party engineering consultant to review and vouch the quality of our work and provide an independent sign-off.

Financing

On December 4, 2013, we entered into a $10,000,000 financing by means of a binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), a company formed in Hong Kong and controlled by Kin Wong, a director, Chief Executive Officer, and a shareholder of the Company. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units (the “First Tranche Units”) and an additional 20,000,000 units (the “Second Tranche Units”). The purchase price per unit for the First Tranche Units was $0.35 per unit for gross proceeds of $2,000,000, and the purchase price per unit for the Second Tranche Units was $0.40 per unit for gross proceeds of $8,000,000. Each First Tranche Unit consists of one share of our Common Stock and one warrant to purchase one share of Common Stock at $0.45 per share exercisable immediately upon issuance through December 31, 2016. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). In December 2015, the Board of Directors approved to extend the expiration date of the First Tranche Warrants to December 31, 2017 and the Second Tranche Warrants to December 31, 2018 and reduce the exercise price of the First Tranche Warrants to $0.30 and the Second Tranche Warrants to $0.35.

On April 14, 2014, pursuant to the MOU, we sold 5,000,000 Second Tranche Units for $2,000,000. These 5,000,000 Second Tranche Units included 4,500,000 Second Tranche Warrants.

On July 30, 2014, the MOU was amended. The parties agreed to increase the amount of the investment by up to $5,000,000 in Second Tranche Units.

Pursuant to the MOU, on August 12, 2014, we received $2,500,000 through the sale of 6,250,000 Second Tranche Units. These 6,250,000 Second Tranche Units included 5,625,000 Second Tranche Warrants.

From March to August 2015 we completed the sale of the remaining 8,750,000 Second Tranche Units. The sale price for the 8,750,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,500,000. Each Second Tranche Unit consisted of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share exercisable immediately upon issuance through December 31, 2017. Pursuant to the MOU, we issued bonus warrants to an investor to purchase 6,000,000 shares of Common Stock at the conclusion of a total sale of 20,000,000 Second Tranche Units. The 7,875,000 Second Tranche Warrants and 6,000,000 bonus warrants were amended by the Board of Directors to expire on December 31, 2018 and exercisable at $0.35 per share.

On March 16, 2016, we completed a debt funding with Nexo WMTM Holdings, LLC (“Nexo”). Under the terms of the Loan Agreement dated and entered into on March 16, 2016 (the “Nexo Loan Agreement”), we borrowed $2,000,000 from Nexo (the “Nexo Loan”) which was evidenced by a 7% Senior Convertible Promissory Note (the “Nexo Note”). The Nexo Note is convertible into shares of our Series A Preferred Stock (the “Series A Preferred Stock”), and the transaction includes demand and piggyback registration rights under the terms of the Registration Rights Agreement entered into on March 16, 2016, with Nexo to register the resale of the common shares issuable upon conversion of the Series A Preferred Stock (the “Nexo Registration Rights Agreement”). Under the terms of the Nexo Loan Agreement, we also issued three-year warrants to purchase up to 8,333,333 common shares of the Company at $0.30 per share (the “Nexo Warrants”). Finally, under the terms of the Nexo Loan Agreement, we entered into an Assignment of Development Rights with Nexo Water Ventures, LLC (“Nexo Water”), an affiliate of Nexo, relating to the proposed desalination plant to be constructed in connection with our Cerro Blanco mining project in Chile (the “Development Assignment Agreement”).

The Nexo Loan Agreement contains designations for the use of the proceeds from the Nexo Loan which pertain primarily to the operations of our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium (the “SCM Subsidiary”) on the Cerro Blanco project and limited corporate overhead costs. The Nexo Loan Agreement also provides for the appointment of Andrew Sloop, a current director of the Company, to be appointed as non-executive Chairman of the Board. Nevertheless, Nexo has agreed to permit Mr. Wong to continue as Chairman until the 2016 annual shareholder meeting. The Board also agreed to remove from the bylaws any provision permitting the Chairman to cast the deciding vote in the event of a tie. The Nexo Loan Agreement also contains representations and warranties of the parties common to a transaction of this nature.

The Nexo Loan contains affirmative covenants which require us to notify Nexo upon the occurrence of certain events, use the Nexo Loan proceeds as designated in the budget attached to the Nexo Loan Agreement, maintain adequate insurance to protect the assets of the SCM Subsidiary in the Cerro Blanco project, discharge all tax obligations on a timely basis, and perform and comply with all other terms and conditions of the Nexo Loan Agreement. It also contains negative covenants which, without the prior consent of Nexo, prevent us from creating any liens on the assets of the Company, including those used in connection with the Cerro Blanco project, incurring any debt senior to the Nexo Note, creating or issuing any preferred stock equal to or senior to the Series A Preferred Stock, transferring material assets, or otherwise performing any acts which would affect the ability of the Company to repay the Nexo Note.

The Nexo Loan Agreement also specifies the events of default by us or any of its subsidiaries and the effects of any event of default on the Nexo Loan.

In order to evidence the repayment of the Nexo Loan, we issued the Nexo Note. The Nexo Note matures on March 16, 2018, and bears interest at the rate of 7% per annum. The principal amount of the Nexo Loan and any accrued but unpaid interest thereon is due upon maturity of the Nexo Note. In the event of a default, the interest rate increases to 25% per annum. Subject to certain exceptions, the Nexo Note is senior to any other indebtedness of the Company. The Nexo Note may be converted at any time by Nexo into Series A Preferred Stock at a conversion rate of $0.12 per share. The Nexo Note will automatically convert into Series A Preferred Stock if we successfully raise an additional $8,000,000, the proceeds of which are allocated for certain qualified milestones relating to the Cerro Blanco project, or if we secure a water offtake agreement for its proposed desalination plant with volume and price components that are mutually satisfactory to both the Company and Nexo. The Nexo Note can be prepaid by us at any time upon 30 days’ prior notice. In the event that of a change in control of the Company as defined in the Nexo Note, Nexo would be entitled to immediately demand repayment of all amounts due and owing on the Nexo Note with a premium equal to 25% of all amounts due and owing. In the event of certain default provisions, we have authorized our legal counsel to execute a confession of judgment in favor of Nexo.

As additional consideration for the Nexo Loan, we issued to Nexo the Nexo Warrants to purchase up to 8,333,333 shares of common stock at $0.30 per share. The number of shares issuable under the Nexo Warrants is adjustable in the event of any stock split-ups, stock dividends or other increases or reductions of the number of shares of our Common Stock. The Nexo Warrants expire on March 16 2019, but will expire earlier upon (i) the sale of all or substantially all of the assets of the Company, or (ii) the merger or consolidation of the Company after which our stockholders own less than a majority of the voting stock of the surviving entity.

As part of the Nexo Loan transaction, we have granted one-time demand and unlimited piggyback registration rights for the shares issuable upon conversion of the Series A Preferred Stock. The costs of the registration statement will be borne by us. The Nexo Registration Rights Agreement includes standard indemnification provisions in favor of both parties.

Under the terms of the Development Assignment Agreement, we have granted to Nexo Water the exclusive right to fund and develop our proposed desalination plant in connection with the Cerro Blanco project. The agreement provides that if Nexo Water secures investment financing for the desalination project, equity interest would be split up to 80/20 between Nexo Water and us. If Nexo Water is able to secure debt financing for the project, the parties would negotiate in good faith to determine an equity split within industry standards. If Nexo Water abandons our desalination project, Nexo has agreed that it would convert its Series A Preferred Stock in to Common Stock. The Development Assignment Agreement has a principal term of four years with an option for Nexo Water to extend the agreement for one additional year. During the term of the agreement, the parties have agreed that Nexo Water would continue to have development rights only as long as it continues to work and perform under good faith. In the event that Nexo Water does not provide the funding for the project as required in the agreement for phase one for the desalination plant within 18 months, Nexo Water would lose the right to develop the project unless otherwise agreed to in writing by the parties.

Other Corporate Matters

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

These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. We started to adopt this new standard when we filed our first quarterly report of 2015.

•

In April 2015, we entered into an agreement with Shenzhen New JunAn Investment Management, Ltd. (the “New JunAn”), a Shenzhen, China based financial advisory firm for services including merger and acquisition, private equity placements, financial advisory and investor relations. Besides compensation of cash commissions of between 3% and 5% and warrants representing 25% of the units sold in the offering payable upon successful completion of a financing, New JunAn was also paid an upfront fee of $245,000, which is refundable for non-performance by New JunAn if, within ten months of the agreement, they fail to provide us an effective plan and adequate investor relation services to effect listing of our Common Stock on a senior US stock exchange, or if, within a reasonable time, they fail to raise a minimum of $10 million for us.

•

On August 19, 2015, we entered into a non-binding and non-exclusive letter of intent (the “LOI”) with Nexo Capital Partners, LLC (“Nexo”) to fund, construct and manage a desalination plant which forms part of our Cerro Blanco mining project in Chile. Nexo is a US private equity firm which specializes in the business development of new technologies through strategic project acquisition and technology- implementation opportunities. Nexo proposes to use the services of an innovative US water technology company based out of Boston, MA.

The LOI anticipates that the desalination plant, together with inflow and outflow seawater piping, would be constructed with no cash contribution by us. We would contribute the land, right of ways and environmental permit to construct the project and Nexo would provide the funding. It is further anticipated that prior to construction of the Cerro Blanco mining project, any water produced from the desalination plant would be sold to third parties in the Huasco Valley region and that excess water, if any, from the amount ultimately required by the mine would continue to be sold to third parties after construction of the mine.

•

On October 12, 2015, we entered into a non-binding Memorandum of Understanding (the “Sinosteel MOU”) with Sinosteel Equipment & Engineering Co., Ltd. (“Sinosteel MECC”), a publicly listed company with majority of shares controlled by a major Chinese state-owned metallurgy and resources group, Sinosteel Corporation Limited. The broad terms of the Sinosteel MOU stipulate that Sinosteel MECC is willing to cooperate with us in the development of the Cerro Blanco project, including an ancillary desalination plant. This cooperation includes engineering, procurement, and construction of the rutile concentrator plant, rutile products off-take and helping us get financial support from certain financial service firms, as well as major Chinese banks. Direct equity investment by Sinosteel MECC in the Cerro Blanco project, and/or the desalination project, would also be considered, subject to the completion of a final BFS and approval by relevant authorities that oversee Sinosteel MECC. Our engineering staff are working with Sinosteel MECC to support the financial and technical appraisal of the Cerro Blanco project and the desalination plant by Sinosteel MECC and their advisors.

•	In October 2015, requested and received approval from Canadian regulator to terminate our obligation to file reports on SEDAR.

•	In November 2015, the Board of Directors passed a resolution to dissolve our Canadian subsidiary, which has been inactive since December 2014.

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

In order to compete with existing producers and other projects proposed for development, first and foremost our rutile concentrates would need to meet buyers’ specifications, including particle size, concentration levels, calcium and impurities. Management believes metallurgical tests to date have demonstrated that the rutile mineralization at the Cerro Blanco concessions can be concentrated to an acceptable level to buyers. This is borne out by two, definitive off-take agreements for rutile concentrates entered into by us and major international pigment producers.

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

Government Compliance

Our exploration activities are subject to extensive national, regional, and local regulations in Chile. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Cerro Blanco property, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting the Cerro Blanco property that would preclude its exploration, economic development, or operation. Nevertheless, as a condition to placing the property into production, we received approval of the EIS.

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

Mining claims in Chile are acquired in the following manner:

•

Pedimento: A pedimento is an exploration claim precisely defined by coordinates with north-south and east-west boundaries. These may range in size from a minimum of 100 hectares to a maximum of 5,000 hectares, with a maximum length-to-width ratio of 5:1. A pedimento is valid for a maximum period of two years, following which the claim may be reduced in size by at least 50%, and renewed for an additional two years, provided that no overlying claim has been staked. Claim taxes are due annually in March; if the taxes on a pedimento are not paid by such time, the claim can be restored to good standing by paying double the annual claim tax by or before the beginning of the following year. In Chile, new pedimentos are permitted to overlap pre-existing claims; however, the previously staked or underlying claim always takes precedence as long as the claim holder maintains his claim in good standing and converts the pedimento to a manifestacion within the initial two year period.

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

In 1994 Chile adopted legislation establishing general environmental norms which must be followed in activities such as mining. This legislation requires the preparation of an Environmental Impact Statement which must include a description of the project and a plan for compliance with the applicable environmental legislation. It must also include base line studies containing the information relative to the current components of the existing environment in the area influenced by the project. Further, it must consider the construction, operation and closure/abandonment phases of the project. It must also include a plan to mitigate, repair, and compensate, as well as risk prevention and accident control measures, to achieve a project compatible with the environment. The study must be presented to the community for comment and to the regional arm of the National Environmental Commission for approval.

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

Employees

Our staffing level consolidated with our subsidiaries consists of sixteen staff in total, ten of whom are full-time. With a small in-house engineering team on staff, we continue to depend upon the services of outside geologists, metallurgists, engineers, and other independent contractors to conduct our drilling program, develop our pilot plant, and conduct the various studies required to complete exploration of our mining concessions. In addition, we do not have, at this stage, any agreements or arrangements for the necessary managers and employees who will be necessary to operate the mine if commercial production commences. We do not have any existing contracts for these services or employees.

ITEM 1A. RISK FACTORS

Risks Related to Our Company and its Business

Because of our continued losses, there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our financial statements as of and for the years ended December 31, 2015 and 2014 were prepared assuming that we would continue as a going concern. Our significant cumulative losses from operations as of December 31, 2015, raised substantial doubt about our ability to continue as a going concern. If the going-concern assumption were not appropriate for our financial statements, then adjustments would be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. Since December 31, 2015, we have continued to experience losses from operations. We have continued to fund operations through the sale of equity securities. Nevertheless, we will require additional funding to complete much of our planned mineral exploration activities and completing a feasibility study on our mining concessions. Our ability to continue as a going concern following the completion of the feasibility study on our mining concessions is subject to our ability to generate a profit and/or obtain necessary additional funding from outside sources, including obtaining additional funding from the sale of our securities. Except for potential proceeds from the sale of equity in offerings by us, we have no other source for additional funding. Our continued net operating losses and stockholders’ deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

The granting of governmental permits to commence mining operations is subject to compliance with stringent national and local environmental laws and regulations. Our Environmental Approval from the Chilean government is revocable and, if revoked, our business would be adversely affected

Our ability to place our Cerro Blanco project into production is contingent upon environmental approval received from the Chilean government. Although we received environmental approval from the Chile Environment Authority in May 2015, the approval is revocable. If we fail to meet our responsibilities, including social resettlement obligations and other environmental commitments, as stipulated in the EIS, or the Chilean government believes we have no intention to advance the project to final production, the EIS could be revoked. If we are unable to keep the EIS valid, we will not be granted necessary mining permits to commence operations or we will have to re-obtain the EIS with significantly increased cost in the future.

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

We estimate that we will require, at a minimum, additional funds of approximately $8,000,000 to complete all intended exploration of the Cerro Blanco property, and advance to final feasibility. We may encounter contingencies or additional costs not presently contemplated. We have not yet commenced principal mining operations on the property and we have no income. Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore, and to construct mining and processing facilities. If our exploration programs are successful in establishing titanium dioxide reserves of commercial tonnage and grade, we will require significant additional funds in order to place the mining concessions into commercial production. At present we do not have any source of this additional funding and there is no assurance that we will be able to obtain such financing.

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

We have been engaged in the exploration of minerals for several years and have not generated any historical revenues relating to our mineral exploration activities. We have incurred cumulative deficit of $59,653,661 from these activities through December 31, 2015, and anticipate a net loss until we are able to commence principal mining operations, if ever. During this exploration stage we have no source of funding to satisfy our cash needs except for our existing cash resources, which management estimates will not be sufficient to meet our cash needs to complete all of our planned mineral exploration activities and a feasibility study. The scope and cost of a feasibility study will be dependent upon factors such as plant size and process recovery design, neither of which will be known until further metallurgical testing and product marketing are completed. As such, we have no plans for revenue generation and we do not anticipate revenues from operations unless we are able to locate an economic ore body, commence principal mining operations, and are able to sell the concentrate. There is no assurance that management’s estimates of the costs of exploration and completion of the feasibility study are accurate, or that contingences will not occur which will increase the costs of exploration. Even if we locate an ore body, we may not achieve or sustain profitability in the future. If we are unable to secure additional financing and do not begin to generate revenues or find alternate sources of capital before our cash resources expire, we will either have to suspend or cease operations.

We have entered into off-take agreements which are conditioned upon our ability to commence principal mining operations within certain dates which if not met could result in the loss of these off-take agreements.

We have entered into two definitive off-take agreements which are conditioned upon our commencing production by September 30, 2014 in one case and by December 31, 2014 in the other. Failure to meet these deadlines would mean that these off-take agreements may be terminated by the purchaser at any time following the deadlines. Neither party indicates the agreements should be terminated; however, they may do so at any time. It is our intention to renegotiate these contracts on the completion of the BFS.

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

Currency fluctuations may affect our costs as a significant portion of our expenses are incurred in Chilean pesos. During the year the exchange rate of Chilean Peso to the U.S. dollar has fluctuated from 635 to 708. These fluctuations have meant that our in-country operational and exploration expenses in U.S. dollar terms have been difficult to predict in any specific reporting period. Although the trend in the exchange rate fluctuation favored us by saving our operating costs in Chile, any decrease in the exchange rate in the future will increase our operating costs in Chile.

Current global financial conditions could adversely affect the availability of new financing and our operations.

As an exploration stage company, we are wholly dependent on outside financing to meet our operating needs. Without additional capital raised, we will no longer be able to advance our Cerro Blanco project to the BFS and subsequent production or continue to operate our business. Our current funds can only support our operations into early 2016. However, our ability to raise capital is challenged by the overall mining sector conditions. According to market commentators, weakening commodity price and sluggish outlook for demand growth have turned investors away from the mining sector. In such a challenging environment, we may not be able to raise enough funds to support our operations or we may have to accept capital at less than favorable terms, which may cause decrease in asset values that are deemed to be other than temporary.

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

We have not obtained our mining permit to commence principal mining operations on the Cerro Blanco project. Based upon our past environmental monitoring and base line studies prepared for us which cited a risk of airborne dust being generated from rock blasting and crushing operations and from road haulage activities at open pit mining operations, we anticipate that the issue of airborne dust will be an issue closely reviewed and monitored by the government. Without proper blasting, crushing and road maintenance practices in place, there is a risk that airborne dust generated from the planned mining activity at Cerro Blanco could be transported by winds to the village of Nicolasa, located approximately 14 kilometers to the northeast, or onto farmland located within the Huasco River valley. Airborne dust from our mining operations could negatively affect agricultural plants or animals being raised in the area, or could negatively affect respiratory functions of persons living near the site. Although we received approval of the EIS, if we are unable to meet the standards for airborne particles set forth in the EIS, we could be cited by the government for noncompliance and fined or we could be forced to cease mining operations until the problem is remedied, which could require more expensive remediation measures. In addition, if we exceed reasonable dust standards, neighboring communities and businesses, especially the agriculture business in the Huasco River valley, could seek monetary damages from damages caused by the dust created from our mining activities or could seek injunctive relief to terminate any mining operations causing damage to the community or business. We could incur increased operating costs from these actions and could be delayed in our planned mining activities, each of which would have a material negative impact on our ability to commence or engage in our planned mining activities.

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

As of March 28, 2016, we had 96,114,442 shares of Common Stock issued and outstanding, outstanding warrants to purchase up to 35,362,585 shares of Common Stock, and outstanding options to purchase up to 1,375,000 shares of Common Stock. We also have existing contracts which call for the issuance of up to 2,875,000 additional shares upon the occurrence of certain events. All of the warrants and options are immediately exercisable. The sale of these shares may adversely affect the market price of our Common Stock.

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

Under our articles of incorporation, our board of directors is authorized to issue up to 100,000,000 shares of Preferred Stock, 100 of which are issued and outstanding as of the date of this report. Also, our board of directors, without shareholder approval, may determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares. If the board causes any shares of Preferred Stock to be issued, the rights of the holders of our Common Stock could be adversely affected. The board’s ability to determine the terms of Preferred Stock and to cause its issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Preferred shares issued by the board of directors could include voting rights, or even super voting rights, which could shift the ability to control the Company to the holders of the Preferred Stock. Preferred shares could also have conversion rights into shares of Common Stock at a discount to the market price of the Common Stock which could negatively affect the market for our Common Stock. In addition, preferred shares would have preference in the event of liquidation of the corporation, which means that the holders of preferred shares would be entitled to receive the net assets of the corporation distributed in liquidation before the Common Stock holders receive any distribution of the liquidated assets.

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

Section shown
CHILE
CHANARAL
El Salvador
El Salado
DIEGO DE ALMAGRO
Potrerillos
Manto Verde
Agua de la Falda
Pacific Ocean
CALDERA
La Coipa
La Pepa
Refugio
Aldebaran (Casale)
Marte
Lobo
COPIACO
Punta del Cobre
TIERRA AMARILLA
La Candelaria
Los Loros
Cerro Blanco Project
ARGENTINA
Los Colorados
HUASCO
FREIRINA
VALLENAR
ALTO DEL CARMEN
Algarrobo
DOMEYKO
Pascua
Paved Way
Vehicle Track
Railroad
Copper Mine
Gold Mine
Iron Mine

Title Status and Exploration Rights

Under the Chilean mining code, surveyed mineral concessions can be held in perpetuity subject only to an annual tax based on the land held. We have converted 33 of our existing exploration licenses into exploitation licenses. The tax payments for March 2013, 2014 and 2015 were $107,275, $66,897, and $77,571, respectively, at the prevailing exchange rate. Drop of several no commercial value property claims and favorable exchange rate contributed to a significant decrease in the tax payment for 2014 and 2015. We anticipate that the tax payment for 2016 will be slightly higher due to inflation adjustment.

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

A significant portion of the surface rights for the Cerro Blanco project is owned by Agrosuper, a large Chilean agricultural concern, as well as local communities. In 2010, we commenced discussions with Agrosuper, and local communities, to establish a mutually acceptable access corridor to the mine site. In addition to road traffic, it was envisaged that this corridor would also be used to bring line power and process water to site. Upon completion of the final feasibility study, we intend to continue to advance discussions with Agrosuper to acquire the surface rights either through negotiation or through the courts. This is an ongoing progress. Nevertheless, should this alternative fail, we will proceed to seek the easement through the court, which under Chilean mining law we have the right to obtain. We do not anticipate any material difficulty with surface rights on the Cerro Blanco property.

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

During 2007, our geological team undertook and extensive geochemical sampling program to the south and southwest, principally focused on the Eli prospect. Working on a 25 by 25 meter grid, the team took nearly 700 samples of outcrop material over an area of 1,100 meters by 900 meters. These were sent for chemical assay.

Samples showed mineralization with TiO2 grades in the range 1.0%to 3.0%; two samples from high grade vein material reported results in excess of 21% TiO2 and 25% TiO2, respectively. We followed up by building a 12 kilometer, five meter wide access road to and around Eli. Drill pads were constructed on 50 meter centers adjacent to the road grid covering the prospect. An initial drill program involving two diamond drill rigs commenced in late April, 2008 and ran through June. Approximately 4,000 meters of drilling was completed and the results indicated that the Eli prospect has the potential for high TiO2 grades, geologically it is more complex than either Las Carolinas or La Cantera.

In January 2008, we retained a consultant as a qualified person under Canadian National Instrument 43-101 to prepare a NI 43-101 compliant technical report on the Cerro Blanco property (the “Technical Report”). The Technical Report, which was dated February 25, 2008 and was based on extensive geological mapping, surface sampling, 14,078 meters of drilling and a geological model developed by us, was filed on SEDAR.

In 2010, our geological staff oversaw the construction of access roads and drill pads such that a program comprised of approximately 50 diamond drill holes totaling 7,500 meters can be undertaken. This drilling, typically to an average depth of 150 meters, was designed to reclassify more of the established geologic resources to the measured and indicated categories. This drilling was completed in 2011.

We are currently preparing for a drill program at Las Carolinas and La Cantera of approximately 5,200 meters which forms part of the budget to take the project to Final Feasibility. All access roads and drill pads have already been constructed for this program.

Engineering History

Following completion of the 2008 NI 43-101 Technical Report, we retained the consultant to compile a NI 43-101 compliant preliminary assessment of the Cerro Blanco project (the “Assessment”). The Assessment, which was dated May 30, 2008 and incorporated by reference the 2008 Technical Report as well as reports prepared for us by other independent experts in their fields, was filed on SEDAR. The latter reports include preliminary process plant engineering and costing report prepared by AMEC-Cade Idepe dated March, 2008, a preliminary pit design report prepared by NCL Ingenieria y Construccion dated May 2008, various metallurgical reports prepared by SGS Lakefield, an environmental base line study prepared by Arcadis Geotecnica dated December 2004 and titanium marketing information provided by David Rochester, our marketing consultant.

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

Based on these assumptions AMEC-Cade Idepe designed a processing plant with an initial operating capacity of approximately 5.1 million tonnes per year, increasing to approximately 6.1 million tonnes per year by Year 4. They estimated a cost to construct the plant and ancillary facilities of $117 million in direct costs and $42 million in indirect costs, for a total of $159 million. To this figure, and as this was a preliminary study, AMEC-Cade Idepe added a 20% contingency to arrive at a total estimated cost of $190 million. With respect to processing plant operating costs, AMEC-Cade Idepe estimated site and transportation costs to port of $3.60 per tonne processed ($184 per tonne of rutile concentrate) in Year 1, dropping to $3.50 per tonne processed ($180 per tonne of rutile concentrate) in Year 4. The anticipated reduction in operating costs is attributed to increased volumes as well as increased efficiencies from the gravity pre-concentration circuit. Electric power consumption was the highest single cost item, comprising approximately 31% of the total estimated unit operating costs. AMEC-Cade Idepe recommended that we proceed to the pilot stage and investigate two possibilities for reducing capital costs: the use of sea water rather than desalinated water in the processing plant and sitting the plant elsewhere on the property to lower the installed cost of the conveyor. Two alternate sites were identified.

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

In February 2013, we completed and submitted the EIS to the Chilean Environmental Authority. In July 2013 we received 550 comments on our submission.

In April 2014, we completed and filed a written response with SEA, Servicio de Evaluación Ambiental, to a first round of questions and comments posed during a public review of our EIS application. On July 1, 2014, SEA sent us a second round of questions and comments, 70% fewer than were raised in the first round. As importantly, by the second round almost half of the government ministries had no further questions or comments and, of those raised, most sought further clarification centered on three issues: water, disaster contingencies and resettlement and community issues.

Following official receipt of the second round of questions and comments, we were given 90 working days to prepare and file a written response with SEA. This work was completed and the report, filed in October 2014.

During November and December 2014, we received less than 100 comments and questions from the environmental authorities, and these questions have been addressed and submitted immediately.

In May 2015, we received environmental approval from the Chilean Environmental Authority for our Cerro Blanco project. On May 20, 2015, the definitive Environmental Impact Statement (the “EIS”) for the project was approved, signed and delivered to us. This approval marks a major milestone for the development of the project and allows the project to advance to the BFS and subsequent production.

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

		High	Low
FISCAL YEAR ENDED	First	$0.44	$0.43
DECEMBER 31, 2014	Second	$0.37	$0.37
	Third	$0.43	$0.32
	Fourth	$0.34	$0.29

FISCAL YEAR ENDED	First	$0.34	$0.20
DECEMBER 31, 2015	Second	$0.42	$0.29
	Third	$0.33	$0.24
	Fourth	$0.26	$0.12

Holders

At March 28, 2016, we had approximately 172 record holders of our Common Stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. We have appointed Interwest Transfer Company, Inc., 1981 East 4800 South, Suite 100, Salt Lake City, UT 84117, to act as the transfer agent of our Common Stock.

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

Unregistered Sales of Equity Securities

There were no equity securities sold by us during the year ended December 31, 2015, without registration under the Securities Act that have not been previously reported.

Shareholder’s Rights Plan

On January 18, 2011, we entered into a Rights Agreement (the “Rights Agreement”), dated January 18, 2011, between us, our transfer agent, Interwest Transfer Company, Inc., as Rights Agent (the “Rights Agent”). In connection with the adoption of the Rights Agreement, effective January 18, 2011, the Board of Directors declared a dividend distribution of one right (“Right”) for each outstanding share of our Common Stock, payable to stockholders of record on January 28, 2011. Each Right, when exercisable, entitles the registered holder to purchase from us one one-thousandth of one share of Series B Junior Participating Prefered Stock at a price of $4.00 per one one-thousandth share (the “Purchase Price”), subject to adjustment.

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

The Purchase Price payable, and the number of one one-thousandths of a share of Prefered Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution under certain circumstances.

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares will be issued (other than fractions which are integral multiples of one one-thousandth of a share of Prefered Stock) and in lieu thereof, an adjustment in cash will be made based on the market price of the Prefered Stock on the last trading date prior to the date of exercise.

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

A total of 500,000 shares of Prefered Stock are reserved for issuance upon exercise of the Rights.

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

We have produced no revenues, have experienced losses since inception, have no productions, and currently rely upon the sale of our securities to fund our operations.

Results of Operations

We recorded a loss for the year ended December 31, 2015, of $4,119,781 ($0.05 per weighted average common share outstanding) compared to a loss of $7,751,071 ($0.10 per weighted average common share outstanding) for 2014, representing a decrease in amount of $3,721,297.

Excluding other items such as interest and foreign exchange, our loss from operations was $4,066,781 for the year ended December 31, 2015 (2014: $6,205,330), a decrease of $2,138,549.

A significant decrease in operating expenses in 2015 compared to 2014 was primarily due to decrease in exploration expense and management fees, and a decrease in amortization expense. The analysis of these expenses is as follows:

  Exploration expense of $1,036,235 for 2015 as compared to $2,403,199 for 2014, a 57% decrease of $1,366,964. The decrease is due to less consulting and geological works necessary to complete the EIS. In May 2015, the EIS project was completed and approval of the EIS was received on May 20, 2015.
  Management and Consulting fees for directors and officers decreased by $526,644 to $1,136,721 for 2015 from $1,663,365 for 2014. The decrease was primarily due to less stock based compensation expense in 2015, compared to that in 2014 in which $163,892 for options granted to directors and officers pursuant to our 2010 Stock/Option Plan and $376,588 for amortization of grant date fair value of warrants and amendment of these warrants originally issued to an existing and a former executive officer.
  Amortization expense decreased by $334,239 to $55,334 for 2015 as compared to $389,573 for 2014. The decrease is a result of writing off intangible assets for impairment loss in 2014.
  Engaging marketing and investor relations firm in the first half of 2015 caused increase of $267,288 in Marketing and Promotion expense to $303,574 for 2015 from $36,286 for 2014.

Professional fees were $431,734 for 2015, at the same approximate level as for 2014 ($425,368).

Travel expense decreased by 17% to $236,606 for 2015 from $284,913 for 2014 reflecting less travel activity by management.

Liquidity and Cash Flow

As of December 31, 2015, we had working capital of $460,651 (2014: $747,390) including $396,878 (2014: $949,806) of cash.

In 2015, cash used in operating activities totaled $3,744,192 (2014: $5,130,308). As discussed earlier on the results of operation, the decrease of cash used in operating activities is primarily a result of decreased activities in completion of the EIS. For the cash used, $856,223 of this amount was spent on exploration and technical work related activities in association with the EIS, $802,374 on management fees, $334,613 on consulting, $318,443 on professional services in legal, audit, and taxation, $167,669 on marketing to promote the Company to investors, $215,591 on rent, $236,606 on travel and vehicle, and the balance on general and administrative expenditures during the current year.

Cash used in investing activities was $63,736 (2014: $161,882) for acquiring land nearby our mine sites.

In 2015, we raised a total of $3,255,000 in net cash through financing activities (2014: $4,185,000). The Second Tranche Units sale was closed for gross proceeds of $3,500,000 less selling commissions of $245,000. The proceeds were used to support our operating activities during the year.

We anticipated that we need to raise additional funds of $1,500,000 to $2,000,000 to fulfill our commitments stipulated in the EIS as well as finance the necessary corporate general and administrative expenses in 2016. If we are able to raise additional $8,000,000, we will complete work necessary for the BFS. For 2016, we prepared a flexible annual operating budget open to adjustment depending on our ability to raise capital and the overall Titanium Dioxide market conditions.

Information from industry experts and our observation indicate that commodity prices in general and Titanium Dioxide product in particular remain low range and the overall mining industry downturn may be longer than we originally estimated. Cash used in our operating activities in 2015 decreased significantly from the level of 2014 reflecting the completion of the EIS and reduced fundamental geological/engineering work. As we proceed into 2016, we plan to further downsize operations to save cash to meet future challenges.

In near future, the most likely source of new funds would be an equity placement of common shares, some form of strategic alliance, or obtaining unsecured loan. Given the low level of our cash position, we believe that a failure to raise funds in a timely manner would likely to adversely affect our ability to keep the EIS in place while likely increasing future costs and affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

During the year ended December 31, 2015, we did not have any off-balance sheet arrangements.

Critical Accounting Estimates

We account for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with ASC 718-10, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. ASC 718-10 requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the year ended December 31, 2015, we granted stock options to an officer to purchase the Common Stock of the Company. We recognized share-based compensation in accordance with ASC 718.

The assumption that we will be able to continue as a going concern is subject to critical judgments of management with respect to assumptions surrounding the short and long-term operating budget, expected profitability, investing and financing activities and our management’s strategic planning. Should those judgments prove to be inaccurate, our management’s continued use of the going concern assumption could be inappropriate.

The recoverability of the carrying value of the mineral properties: the assessment of the impairment indicators involves the application of a number of significant judgments and estimates to certain variables, including commodity price trends, plans for properties, and the results of exploration and evaluation to date.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer, Michael P. Kurtanjek, and our principal financial officer, Eric Gan, have concluded, based on their evaluation, as of the end of the period covered by this report, that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to our management, including our principal executive officer and principal financial officer, as appropriated, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO 2013 Criteria). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on our assessment, management has concluded that our internal control over financial reporting was effective, as of the end of the fiscal year, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

No events are reportable pursuant to this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is included under the captions “Directors, Executive Officers and Corporate Governance,” “Audit and Compensation Committees” “Nominating Procedures “ and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included under the captions “Executive Compensation Summary,” “Equity Awards,” “Compensation Committee,” and “Director Compensation” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included under the captions “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is included under the captions “Director Independence” and “Related Person Transactions” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is included under the caption “Fees Paid” and “Audit Committee” in our definitive information statement, which will be filed with the Commission within 120 days after the close of the fiscal year, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are filed with this report:

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference		Filing Date	Filed Here with
			File No.	Exhibit
3.1	Amended and Restated Articles of Incorporation	8-K	333-129347	3.1	9/9/13
3.2	Current Bylaws	8-K	333-129347	3.1	7/8/13
3.3	Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock of the Company filed March 16, 2016	8-K	000-55441	3.1	3/22/16
3.4	Amended and Restated Bylaws dated March 16, 2016	8-K	000-55441	3.2	3/22/16
4.1	Specimen certificate for Registrant’s common stock	SB-2	333-129347	4.1	10/31/05
4.2	Rights Agreement, dated as of January 18, 2011, between the Company and Interwest Transfer Company, Inc., as Rights Agent, as amended November 27, 2013	10-K	333-129347	4.2	3/14/14
4.3	Certificate of Withdrawal of Certificate of Designation, as filed with the Nevada Secretary of State on February 4, 2013	10-K	333-129347	4.3	3/15/13
10.1	2005 Stock Option Plan*	SB-2	333-129347	4.9	10/31/05
10.2	2010 Management Compensation Plan*	S-1	333-164963	4.11	2/12/10
10.3	2010 Stock Option/Stock Issuance Plan*	8-K	333-129347	99.1	7/13/10
10.4	Stock Option Grant Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.2	7/13/10
10.5	Stock Issuance Form for 2010 Stock Option/Stock Issuance Plan	8-K	333-129347	99.3	7/13/10

10.6	2015 Stock Incentive Plan*	8-K	000-55441	4.1	6/15/15
10.7	Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2/A	333-129347	10.9	5/30/06
10.8	Amendment No 1 dated August 31, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.10	1/14/08
10.9	Amendment No. 2 dated December 21, 2007, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	SB-2	333-148644	10.11	1/14/08
10.10	Amendment No. 3 effective January 1, 2010, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	S-1	333-164963	10.32	2/12/10
10.11	Amendment No. 4 effective May 1, 2011, to Management Services Agreement dated February 6, 2006, with Michael P. Kurtanjek*	10-K	333-129347	10.10	3/15/13
10.12	Amendment No. 5 dated September 29, 2014, to Management Services Agreement dated January 1, 2010, with Michael Kurtanjek*	8-K	333-129347	99.1	10/3/14
10.13	Management Services Agreement dated effective 1 January 2016, with Michael P. Kurtanjek*	8-K	000-55441	10.5	12/23/15
10.14	Warrant agreement dated February 7, 2010, with Michael P. Kurtanjek*	S-1	333-164963	10.33	2/12/10
10.15	Option Agreement dated August 31, 2007, with Michael Kurtanjek*	10-K	333-129347	10.12	3/15/13
10.16	Brokerage Representation Agreement dated November 26, 2007, with Beacon Hill Shipping Ltd.*	SB-2	333-148644	10.24	1/14/08
10.17	Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.7	10/31/05
10.18	Renewal dated February 6, 2006, of Business Consulting Agreement with Crosby Enterprises, Inc.*	SB-2/A	333-129347	10.7(a)	5/30/06
10.19	Amendment dated December 21, 2007, to Business Consulting Agreement dated August 1, 2005, with Crosby Enterprises, Inc.*	SB-2	333-148644	10.15	1/14/08

10.20	Investor Relations Services Agreement dated effective 1 January 2016, with Crosby Enterprises, Inc.*	8-K	000-55441	10.4	12/23/15
10.21	Option Agreement dated August 18, 2005, with Crosby Enterprises, Inc.*	SB-2	333-129347	10.6	10/31/05
10.22	Option Agreement dated August 31, 2007, with Howard M. Crosby*	10-K	333-164963	10.23	3/29/12
10.23	Option Agreement dated March 5, 2008, with John J. May*	10-K	333-164963	10.24	3/29/12
10.24	Warrant Agreement dated June 30, 2009, with John J. May*	10-Q	333-129347	10.1	8/10/09
10.25	Option Agreement dated March 5, 2009, with Wei Lu*	10-K	333-164963	10.26	3/29/12
10.26	Warrant Agreement dated June 30, 2009, with Wei Lu*	10-Q	333-129347	10.2	8/10/09
10.27	Sublicense Agreement dated September 15, 2010, between Sociedad Contractual Minera White Mountain Titanium and La Serena Technologies Limited (confidential information has been redacted)	10-Q	333-129347	10.1	11/15/10
10.28	Form of Warrant Agreement Unit Offering	8-K	333-129347	10.1	5/10/13
10.29	Binding Memorandum of Understanding dated December 3, 2013	10-K	333-129347	10.31	3/14/14
10.30	Amendment to Binding Memorandum of Understanding, dated September 11, 2014	10-Q/A	333-129347	10.1	2/27/15
10.31	Form of First Tranche Warrant (Included in Exhibit 10.30)	10-K	333-129347	10.32	3/14/14
10.32	Form of Second Tranche Warrant (Included in Exhibit 10.30)	10-K	333-129347	10.33	3/14/14
10.33	Management Services Agreement effective July 1, 2014 with Rich Top Management Limited*	8-K	333-129347	99.3	10/3/14
10.34	Amendment No. 1 dated effective 1 January 2016 to the Management Services Agreement with Rich Top Management Services Limited*	8-K	000-55441	10.1	12/23/15
10.35	Management Services Agreement effective April 1, 2014 with The W Formation Group Inc.*	8-K	333-129347	99.4	10/3/14
10.36	Amendment No. 1 dated effective 1 January 2016 to the Management Services Agreement with The W Formation Group Inc. *	8-K	000-55441	10.2	12/23/15

10.37	CFO Management Services Agreement dated effective November 1, 2014*	8-K	333-129347	99.1	1/29/15
10.38	Amendment No. 1 dated effective January 2016 to the Management Services Agreement with JPES Inc. *	8-K	000-55441	10.3	12/23/15
10.39	Loan Agreement dated March 16, 2016	8-K	000-55441	10.1	3/22/16
10.40	7% Senior Convertible Promissory Note dated March 16, 2016	8-K	000-55441	10.2	3/22/16
10.41	Common Stock Purchase Warrant dated March 16, 2016	8-K	000-55441	10.3	3/22/16
10.42	Registration Rights Agreement dated March 16, 2016	8-K	000-55441	10.4	3/22/16
10.43	Development Assignment dated March 16, 2016	8-K	000-55441	10.4	3/22/16
14.1	Code of Ethics	10-KSB	333-129347	14.1	3/29/07
21.1	List of Subsidiaries					X
23.1	Consent of Smyth Ratcliffe, LLP, independent registered public accounting firm					X
31.1	Rule 13a-14(a) Certification by Principal Executive Officer					X
31.2	Rule 13a-14(a) Certification by Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Management contract, or compensatory plan or arrangement, required to be filed as an exhibit.

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: March 28, 2016	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, Chief Executive Officer
(Principal Executive Officer)

Date: March 28, 2016	By:	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Kin Wong	Director& Chairman	March 28, 2016
Kin Wong

/s/ Michael P. Kurtanjek	Director	March 28, 2016
Michael P. Kurtanjek

/s/ Andrew G. Sloop	Director	March 28, 2016
Andrew G. Sloop

/s/ Bobby Cooper	Director	March 28, 2016
Bobby Cooper

/s/ John J. May	Director	March 28, 2016
John J. May

/s/ Yee Y (Sue) Pei	Director	March 28, 2016
Yee Y (Sue) Pei

/s/ Weigang Greg Ye	Director	March 28, 2016
Weigang Greg Ye

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy statement, form of proxy or other proxy soliciting material was sent or provided to shareholders during the year ended December 31, 2015.

WHITE MOUNTAIN TITANIUM CORPORATION
Consolidated Financial Statements
December 31, 2015, 2014 and 2013
(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF WHITE MOUNTAIN TITANIUM CORPORATION

We have audited the accompanying consolidated balance sheets of White Mountain Titanium Corporation as at December 31, 2015 and 2014, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years ended December 31, 2015, 2014, and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of White Mountain Titanium Corporation as at December 31, 2015 and 2014, and the result of its operations and its cash flows for the years ended December 31, 2015, 2014, and 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe LLP

Chartered Professional Accountants

Vancouver, Canada
March 25, 2016

WHITE MOUNTAIN TITANIUM CORPORATION
Consolidated Balance Sheets
(Expressed in US dollars)

As at	December 31, 2015	December 31, 2014

Assets
Current
Cash	$396,878	$949,806
Prepaid expenses	196,924	89,631
Receivables	2,203	25,468
Total Current Assets	596,005	1,064,905
Property and Equipment (Note 5)	286,416	278,015
Mineral Properties (Note 6)	651,950	651,950
Technology Rights (Note 7)	-	-

Total Assets	$1,534,371	$1,994,870

Liabilities

Current
Accounts payable and accrued liabilities (Note 11)	$135,354	$317,515

Total Liabilities	135,354	317,515

Stockholders’ Equity

Prefered Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8)
100,000,000 shares authorized Nil (2014 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (Note 8)
500,000,000 shares authorized 96,114,442 (2014 – 85,905,392) shares issued and outstanding	61,052,678	57,211,235

Deficit Accumulated During the Exploration Stage	(59,653,661)	(55,533,880)

Total Stockholders’ Equity	1,399,017	1,677,355

Total Liabilities and Stockholders’ Equity	$1,534,371	$1,994,870

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Consolidated Statements of Operations
(Expressed in US dollars)

	Years Ended December 31,
	2015	2014	2013
Expenses
Advertising and promotion	$303,574	$36,286	$35,367
Amortization	55,334	389,573	374,821
Bank charges and interest	16,254	19,140	17,974
Consulting fees (Note 8(c))	529,088	570,985	204,057
Consulting fees – directors and officers (Notes 8(c) and 11)	994,127	889,118	463,579
Exploration (Note 6)	1,036,235	2,403,199	1,725,190
Filing fees	22,660	16,981	26,400
Insurance	37,689	37,418	42,046
Investor relations, net	32,929	56,475	7,500
Licenses and taxes	(98,867)	(36,765)	-
Management fees (Notes 8(c) and 11)	142,594	774,247	404,912
Office (Note 8(c))	78,661	95,003	117,992
Professional fees (Note 8(c))	431,734	425,368	275,756
Rent (Note 11)	215,591	195,857	170,217
Research and development (Note 7)	-	8,197	335,188
Telephone	25,979	33,321	30,477
Transfer agent fees	6,593	6,014	9,005
Travel and vehicle	236,606	284,913	165,181

Loss Before Other Items	(4,066,781)	(6,205,330)	(4,405,662)
Impairment Loss on Long-Lived Asset (Note 7)	-	(1,477,774)	-
Foreign Exchange	(53,000)	(68,026)	(88,206)
Interest Income		59	51
Net Loss and Comprehensive Loss for Year	$(4,119,781)	$(7,751,071)	$(4,493,817)
Basic and Diluted Loss Per Common Share (Note 9)	$(0.05)	$(0.10)	$(0.07)
Weighted Average Number of Shares of Common Stock Outstanding	90,150,069	80,416,077	65,297,413

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Years Ended December 31,
	2015	2014	2013

Operating Activities
Net loss for year	$(4,119,781)	$(7,751,071)	$(4,493,817)
Items not involving cash
Amortization	55,334	389,573	374,821
Stock-based compensation	475,443	588,248	164,912
Common stock issued for services	111,000	327,600	-
Write-off of intangible assets	-	1,477,774	-
Changes in non-cash working capital
Prepaid expenses	(107,293)	(11,828)	15,972
Receivables	23,265	8,051	31,328
Accounts payable and accrued liabilities	(182,160)	(158,655)	164,568

Cash Used in Operating Activities	(3,744,192)	(5,130,308)	(3,742,216)
Investing Activities
Additions to property and equipment	(63,736)	(161,882)	(78,259)
Cash Used in Investing Activities	(63,736)	(161,882)	(78,259)
Financing Activities
Issuance of common stock for cash	3,255,000	4,185,000	4,750,751
Cash Provided by Financing Activities	3,255,000	4,185,000	4,750,751
Foreign Exchange Effect on Cash	-	-	-
Outflow of Cash	(552,928)	(1,107,190)	930,276
Cash, Beginning of Year	949,806	2,056,996	1,126,720
Cash, End of Year	$396,878	$949,806	$2,056,996

Supplemental Cash Flow Information
Common shares issued for services	$111,000	$327,600	$-
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

See notes to consolidated financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Consolidated Statements of Stockholders’ Equity (Deficit)
(Expressed in US dollars)

		Common Stock		Total
		and Paid-In		Stockholders’
	Shares of	Capital In Excess	Accumulated	Equity
	Common Stock	of Par Value	Deficit

Balance, December 31, 2012	63,836,689	$47,194,724	$(43,288,992)	$3,905,732
Stock-based compensation		164,912		164,912
Shares issued for cash
Private placement	10,018,703	4,750,751		4,750,751
Net loss for the year			(4,493,817)	(4,493,817)

Balance, December 31, 2013	73,855,392	52,110,387	(47,782,809)	4,327,578
Stock-based compensation (Note 8(c))		588,248		588,248
Shares issued for services	800,000	327,600		327,600
Private placement (Note 8(a))	11,250,000	4,185,000		4,185,000
Net loss for the year			(7,751,071)	(7,751,071)

Balance, December 31, 2014	85,905,392	57,211,235	(55,533,880)	1,677,355
Stock-based compensation (Note 8(c))	1,159,050	475,443	-	475,443
Shares issued for service (Note 8(a))	300,000	111,000	-	111,000
Private placements net of issuance
cost (Note 8(a))	8,750,000	3,255,000	-	3,255,000
Net loss for the year	-	-	(4,119,781)	(4,119,781)
Balance, December 31, 2015	96,114,442	$61,052,678	$(59,653,661)	$1,399,017

See notes to consolidated financial statements.

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

The Company has an accumulated deficit of $59,653,661 (2014 - $55,533,880) and incurred a loss of $4,119,781 (2014 - $7,751,071), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes the actions already taken or planned will mitigate the adverse conditions and events that raise substantial doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

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

(h)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718-10 Stock Compensation. ASC 718-10 requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company uses the straight-line single- option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the consolidated statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

The calculation of diluted loss per share excludes the effects of all common share equivalents that would be anti-dilutive.

(j)	Financial instruments

All financial instruments are classified as one of the following: held-to-maturity, loans and receivables, held-for-trading, available-for-sale or other financial liabilities. Financial assets and liabilities held-for- trading are measured at fair value with gains and losses recognized in net loss. Financial assets held-to- maturity, loans and receivables, and other financial liabilities are measured at amortized cost using the effective interest method. Available-for-sale instruments are measured at fair value with unrealized gains and losses recognized in other comprehensive income (loss) and reported in shareholders’ equity. Any financial instrument may be designated as held-for- trading upon initial recognition.

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

The functional and reporting currency of the Company and its subsidiaries is the US dollar. The Company’s foreign operations are remeasured into US dollars as follows:

•	Monetary assets and liabilities, at year-end rates;
•	All other assets and liabilities, at historical rates; and
•	Revenue and expense items, at the exchange rate in effect on the date of the transaction.

Exchange gains and losses arising from these transactions are reflected in operations for the year.

(l)	Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the use of certain critical accounting estimates. It also requires management to exercise its judgment in the process of applying the Company’s accounting policies. Management believes the estimates are reasonable; however, actual results could differ from those estimates and could impact future results of operations. The areas where assumptions, estimates and judgments are significant to the consolidated financial statements relate to, but are not limited to, the following:

i)

The assumption that Company will be able to continue as a going concern is subject to critical judgments of management with respect to assumptions surrounding the short and long-term operating budget, expected profitability, investing and financing activities and management’s strategic planning. Should those judgments prove to be inaccurate, management’s continued use of the going concern assumption could be inappropriate

ii)

The recoverability of the carrying value of the mineral properties: the assessment of the impairment indicators involves the application of a number of significant judgments and estimates to certain variables, including metal price trends, plans for properties, and the results of exploration and evaluation to date;

iii)

Fair value of share-based payments: the fair value of share based payments resulting from issuing instruments that are not traded in an active market is determined by using a valuation technique. Management makes estimates and utilizes assumptions in determining the fair value for share-based payments in determining inputs to be used for the Black-Scholes option pricing model;

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
iv)	The Company applies judgment in assessing the functional currency of each entity consolidated in these financial statements;
v)

Deferred tax assets: the assessment of availability of future taxable profits involves judgment. A deferred tax asset is recognized to the extent that it is probable that taxable profits will be available against which deductible temporary differences and the carry- forward of unused tax credits and unused tax losses can be utilized.

vi)

The estimated useful lives of property, plant and equipment, which are included in the consolidated statements of financial position and the related depreciation included in the consolidated statements of income; and

vii)	The inputs used in determining the net present value of the liability for provisions related to decommissioning and restoration included in the consolidated statements of financial position.

(m)	Future accounting pronouncements

(i)	In September 2015 the FASB issued Update No. 2015-16 Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.

(ii)

In February 2015 the FASB issued update No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidated Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

The amendments in this Update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)
(iii)

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

(iv)

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

The following table summarizes fair value measurement by level at December 31, 2015 and 2014, for assets and liabilities measured at fair value on a recurring basis.

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$396,878	$-	$-	$396,878

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash	$949,806	$-	$-	$949,806

(b)	Credit risk

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk by maintaining its cash with high credit quality US, Chilean and Chinese financial institutions. The receivables consist of VAT tax credits from the Government of Chile.

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

	(c)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at December 31, 2015 totaled $396,878 (2014 - $949,806). At December 31, 2015, the Company had accounts payable and accrued liabilities of $135,354 (2014 - $317,515), all of which are due in the first fiscal quarter of 2015.

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

The Company’s cash consists of cash held in bank accounts. Due to the short-term nature of this financial instrument, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income as of December 31, 2015.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Chilean pesos (“CLP”), “Chinese Yuan (“CNY”), and Hong Kong dollars (“HKD”)). The Company has net monetary liabilities of $44,693 (2014 - $155,120) denominated in CLP, net monetary assets of $7,678 in HKD (2014 - $44,938) and $152,095 in CNY (2014 - $122,760).

For the year ended December 31, 2015, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CLP by 17% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CNY and HKD by 6% will also not have a material impact.

4.	FINANCIAL INSTRUMENTS AND RISKS (Continued)

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

5.	PROPERTY AND EQUIPMENT

	December 31, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636 $	-	$146,636
Vehicles	129,439	117,590	11,849
Office furniture and fixtures	175,048	81,779	93,269
Office equipment	33,574	22,818	10,756
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	130,244	23,906

	$715,395	$428,979	$286,416

	December 31, 2014
		Accumulated
	Cost	Amortization	Net
Land held for future development	$83,958	$-	$83,958
Vehicles	129,439	106,221	23,218
Office furniture	175,048	57,173	117,875
Office equipment	32,609	14,283	18,326
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,029	119,391	34,638

	$651,631	$373,616	$278,015

6.	MINERAL PROPERTIES

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

6.	MINERAL PROPERTIES (Continued)

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

Exploration expenditures incurred by the Company during the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Assaying	$-	$104,499	$3,371
Concession fees	75,661	103,022	107,275
Drilling	-	-	97,233
Environmental	227,086	1,070,392	568,361
Equipment rental	11,326	37,520	50,634
Geological consulting fees	46,020	447,059	135,028
Maps and miscellaneous	-	-	-
Site costs	652,177	618,911	745,680
Transportation	23,965	21,796	17,608

Exploration expenditures for the year	$1,036,235	$2,403,199	$1,725,190

7.	TECHNOLOGY RIGHTS

On October 1, 2010, the Company issued 4,000,000 shares of Common Stock pursuant to the terms of the non- exclusive, sublicensing agreement of the titanium metal technology developed by Chinuka Limited plc (“Chinuka” or the “Chinuka Process”), giving the Company access to the Chinuka Process for the Cerro Blanco project. La Serena Technologies Ltd. (“La Serena”) executed the sublicensing agreement as holder of the Chinuka Process master license. Four million restricted shares of Common Stock were issued to Chinuka and La Serena (800,000 to Chinuka and 3,200,000 to La Serena); 1,000,000 of the total were delivered at the time of signing of the agreement (500,000 shares each released to Chinuka and La Serena). The balance of Common Stock was to be released from escrow over 24 months at the end of each subsequent fiscal quarter on the basis of 37,500 to Chinuka and 337,500 to La Serena. As of December 31, 2013 all shares had been issued. The Company may terminate the sublicense agreement under certain circumstances as stipulated in the agreement. In addition, La Serena may terminate the agreement if any of the following conditions are not met:

•

Cumulative expenditures of $5,000,000 by the Company within five years of the effective date to advance development of the Chinuka Process towards commercialization (2014 expenditures - $8,197; 2013 - $335,188);

•

2% gross royalty payments to La Serena on any revenue generated by the Cerro Blanco project, which is attributable to the Chinuka Process. The gross royalty payments starting five years from the effective date of the agreement are subject to a minimum payment of $200,000 per year; and

7.	TECHNOLOGY RIGHTS (Continued)

•	Commercial production of titanium metal using the Chinuka Process and feed stock derived from the Cerro Blanco project within nine years after closing.

The Company had valued the consideration for the technology rights on the basis of the market value of the common shares issued for technology rights on the date of issuance of $2,800,000.

Up to December 31, 2014, $1,322,226 had been amortized and the carrying amount of the technology rights was $1,477,774 prior to an assessed impairment loss for the entire balance.

	December 31, 2014
		Accumulated
	Cost	Amortization	Write off	Net
Technology rights	$2,800,000	$1,322,226	$1,477,774	$-

During the year ended December 31, 2014, the Company discontinued funding the Chinuka Process research as management allocated resources furthering the development of its Cerro Blanco property.

Management has determined there are indicators of impairment on this long-lived asset. Since the Chinuka Process has not reached the commercialization phase, management determined there is no market participant for the technology; therefore, there is no indication of fair market value for the technology rights. The carrying amount of $1,477,774 for the technology rights at December 31, 2014 has been recognized as an impairment loss.

8.	CAPITAL STOCK

(a)	Common stock

During the year ended December 31, 2015, the Company:

•

Issued 859,050 shares of Common Stock out of the Company’s 2014 compensation pool to directors, officers, and employees based on 2014 performance. In addition, the Company issued 300,000 shares of Common Stock to a former executive director for the completion of the EIS and participation of the Company’s 2014 compensation pool. These shares were issued under the 2015 Stock Option Stock Issuance Plan.

•

Closed the sale of 8,750,000 second tranche units (the “Second Tranche Units”). The sale of the units was pursuant to a binding Memorandum of Understanding (the “MOU”) the Company entered into with Grand Agriculture Investment Limited (the “Investor”) dated December 3, 2013, amended September 11, 2014, whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The sale price for the 8,750,000 Second Tranche Units was $0.40 per unit for gross proceeds of $3,500,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 exercisable immediately upon issuance through December 31, 2017 (the “Second Tranche Warrants”). The Company paid $245,000 in finder’s commissions. In addition, pursuant to the MOU, the Company issued bonus warrants to an investor to purchase 6,000,000 shares of Common Stock to conclude a total sale of 20,000,000 Second Tranche Units. Each whole warrant is exercisable at $0.55 until December 31, 2017 (Note 8 (d)).

•

In March and June 2015, the Company issued 300,000 shares of Common Stock to a marketing and consulting service provider as non-cash compensation in exchange for services. Those shares were measured at a fair value of $0.35 and $0.38 per common share.

8.	CAPITAL STOCK (Continued)

During the year ended December 31, 2014, the Company:

•

Issued 730,000 shares of Common Stock at a fair value of $306,600 to management, employees and consultants, under the Management Compensation Pool. Share certificates for 175,000 shares issued to staff in Chile have been distributed, while the remaining share certificates for 555,000 shares issued to consultants and directors and officers have been withheld from distribution. The Board of Directors of the Company elected to place these shares under a voluntary escrow until the Company completes its EIS.

•

Closed the sale of 5,000,000 Second Tranche Units in April 2014 with Million Cheer Investment Limited (“MCIL”), a company formed in Hong Kong. The sale of the units was pursuant to a binding MOU dated April 10, 2014, entered into with Grand Agriculture Investment Limited (the “Investor”), whereby the Investor agreed to purchase a total of 20,000,000 Second Tranche Units. The purchase price for the

5,000,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,000,000. Each Second Tranche Unit consists of one share of Common Stock and 90% of one warrant to purchase one share of Common Stock at $0.55 per share with an expiration date of December 31, 2017 (the “Second Tranche Warrants”). The Company paid $140,000 in commissions.

•

Closed an additional sale of 6,250,000 Second Tranche Units with an accredited investor in August 2014, pursuant to a MOU. The sale price for the 6,250,000 Second Tranche Units was $0.40 per unit for gross proceeds of $2,500,000. Each Second Tranche Unit consists of one share of Common Stock and one warrant to purchase 90% of one share of Common Stock at a $0.55 per share exercise price with an expiration date of December 31, 2017. The Company paid $175,000 in commissions.

•	Issued 70,000 shares of Common Stock to a former Chief Financial Officer with no cash consideration in November 2014. These shares were measured at a fair market value of $21,000 at the issuance date.

(b)	Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010, which has been replaced by a stock incentive plan adopted in June 2015 (individually, the “2005 Plan”, the “2010 Plan”, and the “2015 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares, and the 2015 Plan was originally authorized to issue 4,641,040 shares, which amount is increased at the end of each year to represent 10% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year less 3,949,500 shares. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2015 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

8.	CAPITAL STOCK (Continued)

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool consists of 1% of the outstanding shares at the end of each year. The shares granted under the compensation pool program are issued under the 2015 Plan.

In January 2015, the Company granted 300,000 (2014 - 1,075,000) stock options to an officer to purchase the Common Stock of the Company at an exercise price of $0.45 per share. The options were granted subject to and in accordance with the terms of the Company’s 2015 Plan. The options were fully vested and immediately exercisable with expiration dates of December 31, 2017.

The fair value of the options granted during the year ended December 31, 2015 has been estimated at the date of grant or the date when it became measurable using the Black-Scholes option pricing model with the following weighted-average assumptions: (i) dividend yield 0.00%; (ii) expected volatility of 65.00%; (iii) risk-free interest rate of 0.87%; and (iv) expected life of three years. The fair market value was determined to be $30,371 and was charged against expenses for the year. The Company has assumed no forfeiture rate. The weighted average grant date fair value of options is $0.10.

The following table represents service-based stock option activity during the years ended December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding - beginning of year	1,225,000	$0.55	150,000	$1.30
Granted	300,000	$0.45	1,075,000	$0.45
Expired /Cancelled	(150,000)	$-	-	$-

Outstanding and exercisable – end of year	1,375,000	$0.45	1,225,000	$0.55

As at December 31, 2015 and 2014, the following stock options were outstanding and exercisable:

	Exercise	December 31,	December 31,
Expiry Date	Price	2015	2014

October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	700,000
October 1, 2017	$1.30	-	150,000
		1,375,000	1,225,000

The shares under option at December 31, 2015, were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 0.45	1,375,000	$ -	1.94

The shares under option at December 31, 2014 were in the following exercise price ranges:

			Weighted Average
Weighted Average	Number of Shares	Aggregate Intrinsic	Remaining Contractual
Exercise Price	under Option	Value	Life in Years

$ 0.45 - $1.30	1,225,000	$ -	2.6

8.	CAPITAL STOCK (Continued)

(c)	Stock-based compensation

During the year ended December 31, 2015, the following stock-based compensation was recognized:

(i)

1,159,050 shares of Common Stock issued out of the Company’s 2014 compensation pool to directors, officers, and employees based on 2014 performance (Note 8 (a)); the cost was measured at $354,849 using market price of $0.37 per common share at the issuance date.

(ii)	300,000 stock options granted in March 2015 to an officer (Note 8 (b)); the cost was estimated to be $30,371 using the Black-Scholes option pricing model.
(iii)

300,000 shares of Common Stock were issued to a marketing and consulting service provider in exchange for services (Note 8 (a)); expense of $111,000 was recognized using market price $0.35 and $0.38 per common share at the issuance dates.

(iv)

Amortization of 700,000 Common Stock shares issuable upon the market performance of the Company’s stock. $75,222 was recognized at $0.36 per common share at the contract date. The remaining unamortized balance of $129,008 (2014 - $204,232) will be amortized through July 2019.

(v)	$15,000 was recognized for common shares issuable for consulting service received at contract rate.

During the year ended December 31, 2014, $136,680 (2013 - $164,912) was recognized as stock-based compensation for the 2,000,000 management warrants issued to directors and officers (Note 8(d)). Effective October 29, 2014, these warrants were modified. As a result of the modification, $168,907 (2013 - $nil) representing the unamortized portion of the grant date fair value of the original warrants along with $71,001 (2013 - $nil) representing the incremental fair value of the replacement warrants was recognized as stock-based compensation. The incremental fair value of the replacement warrants were measured using the Black-Scholes option pricing model with the following weighted average assumptions: exercise price of $0.65, risk-free interest rate of 0.93%, expected life of 3 years, an expected volatility factor of 64%, a dividend yield of 0.00% . The replacement warrants are fully vested as a result of the modification.

During the year ended December 31, 2014, the Company included bonus shares issuable as a result of achieving certain performance and market conditions (Notes 11). As a result, $47,768 was recognized as stock-based compensation measured at $0.36 per common share as at the contract dates.

Total stock-based compensation recognized for shares issued and options and warrants granted for services was as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013

Management fees	$142,594	$630,248	$164,912
Consulting fees – directors and officers	191,753	155,400	-
Consulting fees	225,086	96,600	-
Professional fees	27,010	21,000	-
Office	-	12,600	-

	$586,443	$915,848	$164,912

(d)	Warrants

During the year ended December 31, 2015, the Company issued warrants to purchase 13,875,000 shares of Common Stock including bonus warrants issued to an investor to purchase 6,000,000 shares of Common Stock, as part of a private placement offering (Note 8 (a)). Each whole warrant is exercisable at $0.55 per share until December 31, 2017. These warrants were extended to expire on December 31, 2018 and exercise price was re-priced at $0.35 per share on a resolution of the Board of Directors.

8.	CAPITAL STOCK (Continued)

In December 2015, the Board of Directors amended all outstanding warrants (except those held by a current and a former member of management) to extend the expiration date and re-priced the exercise price. Warrants to purchase 5,048,299 shares Common Stock were extended to April 30, 2016 from expiration date of December 31, 2015 and the exercise price was re-priced from $0.65 to $0.30. Warrants to purchase 5,714,286 shares of Common Stock were extended to December 31, 2017 from expiration date of December 31, 2016 and exercise price was re-priced from $0.45 to $0.30. Warrants to purchase 10,125,000 shares of Common Stock were extended to December 31, 2018 from expiration date of December 31, 2017 and exercise price was re-priced from $0.55 to $0.35.

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

In April and August 2014, the Company issued investors warrants to purchase 4,500,000 and 5,625,000 shares of Common Stock, respectively, as part of a private placement offering (Note 8(a)). Each whole warrant is exercisable at $0.55 until December 31, 2017. These warrants were extended to expire on December 31, 2018 and the exercise price was re-priced at $0.35 per share on a resolution of the Board of Directors.

Details of stock purchase warrant activity for the year ended December 31, 2015 and 2014 are as follows:

	December 31, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
	Number	Exercise	Number	Exercise
	of Warrants	Price	of Warrants	Price

Outstanding - beginning of year	21,487,585	$0.55	12,762,585	$0.69
Issued	13,875,000	0.35	10,725,000	0.55
Expired	-	-	-	-
Cancelled			(2,000,000)	(1.50)

Outstanding - end of year	35,362,585	$0.34	21,487,585	$0.55

As at December 31, 2015 and 2014, the following share purchase warrants were outstanding:

8.	CAPITAL STOCK (Continued)

		December 31,	December 31,
Expiry Date	Exercise Price	2015	2014

April 30, 2016	$0.30	1,770,328	1,770,328
April 30, 2016	$0.30	910,534	910,534
April 30, 2016	$0.30	2,367,437	2,367,437
December 31, 2017	$0.30	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2018	$0.35	4,500,000	4,500,000
December 31, 2018	$0.35	5,625,000	5,625,000
December 31, 2018	$0.35	13,875,000	-
		35,362,585	21,487,585

9.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 (2014 – 1,225,000; 2013 – 150,000) in outstanding options and 35,362,585 (2014 – 21,487,585; 2013 – 12,762,585) warrants. For the years ended December 31, 2015, 2014 and 2013, potentially dilutive securities are anti-dilutive, therefore, diluted loss per common share equals basic loss per common share.

10.	INCOME TAXES

Income tax provisions are determined as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013

Income tax benefit computed at statutory tax rate	$(1,441,924)	$(2,712,876)	$(1,572,836)
Stock-based-compensation	205,255	320,547	57,719
Other timing differences	(761,849)	533,182	1,488,526
Adjustment due to effective rate attributable to income taxes of other countries	561,103	309,282	132,287
Loss carry-forward – overprovided in prior years	(647,274)
Effect of change in tax rate	(529,175)	-	(265,583)
	(2,613,864)	(1,549,865)	(159,887)
Change in valuation allowance	2,613,864	1,549,865	159,887
	$-	$-	$-

Deferred income taxes reflect the tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The applicable tax rate to be expected is 35% (2014 – 35%; 2013 – 35%). The components of the net deferred income tax assets are approximately as follows:

10.	INCOME TAXES (Continued)

	December 31,	December 31,	December 31,
	2015	2014	2013

Deferred income tax assets
Net operating losses and credit carry-forwards	$10,504,313	$9,116,917	$7,746,334
Technology rights	517,221	626,110	-
Property and Equipment	4,943	121	-
Resource properties	2,902,066	2,828,546	3,114,223
	13,928,543	12,571,694	10,860,557
Valuation allowance	(13,928,543)	(12,571,694)	(10,860,557)

	$-	$-	$-

The valuation allowance reflects the Company’s estimate that the deferred tax assets more likely than not will not be realized.

To date, the Company has paid a total of CLP 772,994,000 (US $1,091,583) (2014 - CLP 690,765,000 (US $1,140,209)) related to value added tax (“VAT”), which the Company will be able to credit against future VAT amounts payable generated on Chilean revenue-producing operations. Since the collection of the amount is not certain, the amount is not capitalized, but is expensed each year.

The Company has available approximate net operating losses that may be carried forward to apply against future years' income for income tax purposes in all jurisdictions. The losses expire as follows:

Available to	USA	Foreign	Total

2018	9,000	-	9,000
2019	10,000	257,000	267,000
2020	2,000	290,000	292,000
2021	5,000	-	5,000
2022	1,000	-	1,000
2023	22,000	-	22,000
2024	783,000	-	783,000
2025	691,000	-	691,000
2026	410,000	-	410,000
2027	2,161,000	-	2,161,000
2028	349,000	-	349,000
2029	1,007,000	-	1,007,000
2030	1,816,000	-	1,816,000
2031	8,272,000	-	8,272,000
2032	2,886,000	-	2,886,000
2033	612,000	-	612,000
2034	1,905,000	-	1,905,000
2035	1,511,000	-	1,511,000
Non-expiring carry-forward losses	-	6,650,398	6,650,398

	$22,452,000	$7,197,398	$29,649,398

11.	RELATED PARTY TRANSACTIONS

	December 31,	December 31,	December 31,
	2015	2014	2013
Amounts payable	$(24,603)	$(77,196)	$(186,886)

Expenditures in the year:
Consulting fees – directors and officers	$802,374	$733,718	$463,579
Management fees	$142,594	$144,000	$240,000
Rent	$-	$23,772	$29,989

Amounts payable consist of unpaid balance of consulting fees, director fees and travel expenditures owed by the Company to its officers and directors for services rendered and expenses incurred during the year on behalf of the Company. The amounts payable are included in accounts payable and accrued liabilities.

Consulting fees include payments to officers and directors of the Company for services rendered, and include $191,753 stock-based compensation.

Management fees consist of stock-based fees paid to a former executive vice president and options granted to management.

Related party transactions were conducted on terms equivalent to those at arm’s-length.

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

(i)

A monthly fee of $12,500, plus reimbursable out-of-pocket expense shall be paid. Until the month during which the Company receives regulatory approval of the EIS for its Cerro Blanco project, $1,500 of the monthly fee will not be paid, but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS.

(ii)

As a signing bonus, the Company shall grant to the Service Provider options to purchase up to 300,000 shares of Common Stock of the Company pursuant to the terms in the Company’s 2015 Stock Option/Stock Issuance Plan. The options shall be fully vested, exercisable at $0.45 per share and will expire December 31, 2017.

(iii)

In addition, the Company shall grant the Service Provider stock bonus under the Plan of (i) 200,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital; and (ii) 200,000 shares upon the Company obtaining a listing on a senior stock exchange.

(iv)	The Service Provider shall be entitled to participate in the Company’s annual share compensation pool.

On December 10, 2015, both parties agreed to reduce the monthly fee from $12,500 to $11,250, effective January 1, 2016.

Effective August 1, 2014, the Company amended an original agreement dated February 6, 2006, with a company owned by an officer of the Company, which includes the following future commitments:

(i)

A monthly salary of $20,000, of which $5,000 per month is withheld until the completion of the EIS. The unpaid portion will accrue, without interest, and be paid not later than the last business day of the calendar month next following receipt of the EIS;

11.	RELATED PARTY TRANSACTIONS (Continued)

(ii)

In the event of termination upon a change of control by which the officer would receive a severance payment equal to three times the highest annual base salary, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination;

(iii)	The following bonus shares, issuable upon achieving certain milestones:

a.	200,000 shares upon listing of the Common Stock on a senior exchange; and
b.	200,000 shares upon completion of a final feasibility study.

This agreement expired December 31, 2015 and a new agreement was entered by both parties to extend the service to March 31, 2016 with monthly compensation of $10,000.

Effective July 1, 2014, the Company retroactively applied an agreement dated August 1, 2014 with a company owned by an officer of the Company which includes the following future commitments:

(i)

A monthly salary of $13,500, of which $1,700 per month is withheld until the completion of the EIS. The unpaid portion will accrue, without interest, and be paid not later than the last business day of the calendar month next following receipt of the EIS;

(ii)

The agreement also provides for severance payments in the event of termination upon a change of control by which the officer would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice;

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

In December 2015, this agreement was amended to reduce the monthly fee to $10,500, effective January 1, 2016.

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

(ii)

The agreement also provides for severance payments in the event of termination upon a change of control by which the consultant would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination;

11.	RELATED PARTY TRANSACTIONS (Continued)

(iii)	The following bonus shares, issuable upon achieving certain milestones:

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

In December 2015, this agreement was amended to reduce the monthly fee to $9,000, effective January 1, 2016.

On December 14, 2015, the Company amended management service agreement with a company that owned by a director of the Company for the director to provide investor relation service on a month-by-month basis with compensation of $5,000 per month, effective January 1, 2016.

12.	SEGMENTED INFORMATION

The Company operates in a single industry segment. At December 31, 2015 and 2014, total non-current assets by geographic location are as follows:

	2015	2014
US	$-	$-
Chile	844,443	811,256
China	93,923	118,709
	$938,366	$929,965

13.	COMMITMENTS

The Company entered into a lease agreement for office premises in China that commenced July 1, 2014 and expires June 30, 2021. The total lease payment pursuant to the agreement is $584,018, of which the remaining balance at December 31, 2015 is $458,872. If the Company terminates the lease prior to the end of the lease term, a deposit of $14,000 will not be returned.

The Company’s lease payments for office premises in China for the next five years are as follows:

2016	$83,431
2017	83,431
2018	83,431
2019	83,431
2020	83,431
$417,155

14.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this report, which represents the date the consolidated financial statements were issued.

On March 16, 2016, the Company and its wholly-owned subsidiary Sociedad Contractual Minera White Mountain Titanium Corporation entered into a loan agreement and issued a 7% Senior Convertible Promissory Note for a total of $2,000,000. The terms of the agreement are as follows:

(i)	A 7% Senior Convertible Promissory Note (the “Note”) shall be issued to evidence the loan.
(ii)	The Note bears simple interest of 7% per annum on the unpaid principal amount until the principle amount is paid in full.
(iii)	The Note is convertible into shares of the Company’s Series A Prefered Stock (the “Series A Shares”) at the rate of $0.12 per share, par value of $0.001 per share.
(iv)	The Series A Shares are convertible into Common Stock at conversion price of $0.12 per share. The Series A Shares holders have the same voting rights as Common Stockholders.
(v)	At the time of receipt of the proceeds, the Company shall issue to the Lender 100 Series A Shares evidenced by a single stock certificate
(vi)	The term of the loan shall be for a period of two years from the effective date of the agreement unless renewed or extended by mutual agreement in writing.
(vii)

As additional consideration for the loan, at the time of receipt of the proceeds, the Company shall issue to the Lender warrants to purchase up to 8,333,333 shares of Common Stock of the Company. The warrants shall have a term of three years from the issuance date and be exercisable at $0.30 per share.

On March 22, 2016, the Company received proceeds in amount of $2,000,000 from the Lender.