Form 10-K/A
period 2015-12-31
WHITE MOUNTAIN TITANIUM CORP
filed 2016-04-29
CIK 1284766

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 is to amend Part III of the annual report to furnish disclosure of the information in Part III consisting of Items 10 through 14, inclusive, which the Company had intended to be included in a definitive proxy statement to have been filed by the Company within 120 days of the after the close of the fiscal year ended December 31, 2015. The Board of Directors has not yet established the date for the 2016 annual meeting of shareholders. This Amendment also includes exhibits filed under Item 15 in Part IV.

In addition, Item 15 of Part IV has been amended to include the certifications required by Rule 13a-14 as Exhibit 31.1 and 31.2. Further, language in the Loan Agreement dated March 16, 2016, and the 7% Senior Convertible Promissory Note dated March 16, 2016, have been clarified by the parties. Section 6(d) of the Loan Agreement has been revised and new Sections 6(e) and (f) have been added to clarify the parties’ intent in regard to changes to management and ownership of the Company. Also, Paragraphs 5(a), 6, and 8(a) of the Promissory note have been clarified to reflect the parties’ intent upon conversion or prepayment of the full amount of the loan to include interest payable through the maturity date of the Note and to require affirmative action by the holder to require repayment of the full amount of the loan upon an event of default. Finally, Section 1.2 of the Development Assignment dated March 16, 2016, has been clarified to include a change of control to the events under which the Developer would have rights to continue development of the desalination project. These exhibits, as revised, have been included with this Amendment No. 1.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year ended December 31, 2015, and the Company has not updated or amended the disclosures contained in the amended items to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the original Form 10-K on March 28, 2016.

Throughout this amended report, unless otherwise designated, the terms “we,” “us,” “our,” “the Company” and “our company” refer to White Mountain Titanium Corporation, a Nevada corporation, and its consolidated subsidiaries. All amounts in this report are in U.S. Dollars, unless otherwise indicated.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name and ages of, and position or positions held by, our executive officers and directors, the employment background of these persons, and any directorships held by the current directors during the last five years in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. The Board believes that all the directors named below are highly qualified and have the skills and experience required for effective service on the Board. The directors’ individual biographies below contain information about their experience, qualifications and skills that led the Board to nominate or appoint them.

			Director
Name	Age	Positions	Since	Employment Background
Kin Wong	47	Director	2013

Mr. Wong served as our Chairman from December 30, 2013, until 2016, and as our Chief Executive Officer from July 2, 2014, until 2016. Mr. Wong has over 20 years of successful operation, business development and restructuring, and investment experience. He founded and since 2009 has been the Chairman and CEO of both Zhejiang Jingyue Oriental Hotel Management Co. and Zhejiang ShiliQianXi Tourism Development Co., a leading tourism and commercial property development firm in Zhejiang Province. From 2006 to 2009, he was the founder and Chairman of Dongguan Xingyu Property Development Co. and Hong Kong Yuxin Properties, during which tenure he successfully developed a luxury commercial and residential hybrid property. Prior to that, he worked for the hotel and property development arm of China Travel Service Holding Hong Kong Limited for over 10 years with progressive managerial responsibilities to eventually become the CEO of a major subsidiary -- Guangzhou Yishun Property Development Co. in 2003, overseeing several billions of Chinese Yuan worth of hotel, office, shopping mall and high end residential property development, restructuring, and investment. Mr. Wong obtained his MBA from Jinan University in 1995.

Michael P. Kurtanjek	64	Director, Chief Executive Officer	2004

Mr. Kurtanjek currently serves as our Chief Executive Officer. Mr. Kurtanjek holds a Ph.D. in Metallurgy from the University of Birmingham, U. K. In 1978 he joined British Steel, and worked on a variety of metallurgical projects in Europe, the Middle East and Asia through 1988. From 1988 to 1995, he worked in investment banking with James Capel& Co. and Credit Lyonnais Securities. From 1995 to 2004, he was a director of Grosvenor Corporate Capital Ltd., a private business consulting firm.

Andrew Sloop	36	Nonexecutive Chairman of the Board	2016

Mr. Sloop has served as our Chairman since April 2016. Andrew is a seasoned business executive with experience in international business and investing. From 2013 to the present, Mr. Sloop has acted as a Managing Partner of NEXO Capital Partners. As Managing Partner of NEXO Capital Partners, Mr. Sloop oversees the execution of NEXO’s strategy of connecting entrepreneurs and investors through global business development initiatives. Mr. Sloop is proficient at identifying and evaluating potential opportunities, developing business models and strategic relationships, and forming and leading strong management teams. Mr. Sloop has lead multiple cross- border projects and transactions as a business owner, investor, and consultant, through which, he has developed a solid reputation and important business connections in North and South America. As managing partner at NEXO, Mr. Sloop leverages this network to identify, analyze, and develop business opportunities. Mr. Sloop received an MBA, Massachusetts Institute of Technology in 2014, a JD from the University of North Carolina at Chapel Hill School of Law in 2007, and a BA in Foreign Languages (Spanish) from George Mason University in 2002.

Kevin D. Stulp	60	Director	2016

Since November 2010 Mr. Stulp has served as Vice- President of Manufacturing for Zona Health Inc., a privately held US based manufacturer and international distributor of medical devices to lower blood pressure. Mr. Stulp received his Bachelor of Science degree in Engineering in 1978 from Calvin College, as well as a Mechanical Engineering degree and Masters of Business Administration in 1980 from the University of Michigan. Mr. Stulp is 60 years old. Mr. Stulp has been a director of multiple resource based companies, both Canadian and US based, from development proprieties to active mining operations. Mr. Stulp served for approximately six weeks as interim CEO at U.S. Silver Corporation in late 2008. During his short tenure, Mr. Stulp was able to reduce cash expenditures by approximately $1,000,000 per month. In a corporate setting he served in several capacities including Director of Manufacturing for Compaq Computer Corporation from 1983 to July 1995 as it grew from a startup in late 1982 to 55,000 employees. He was responsible for 2,000 employees in five factories, manufacturing $5 billion annually in sales with a $70 million annual operating budget. While at Compaq he was responsible for building the first surface mount computer manufacturing facility in the world from empty building to fully operating in less than a year, selecting and installing $70 million of capital equipment and training and employing 700 employees. Mr. Stulp also serves on multiple nonprofit boards and serves on audit committees for other nonprofit entities with annual operating budgets of at least $20 million.

John J. May	67	Director	2008

Mr. May has been the managing partner of City and Westminster Corporate Finance LLP, a financial consulting firm, registered under the UK FCA since April 2008. He has also been the senior partner of John J. May Chartered Accountants since July 1994. He retired as a senior partner, of 17 years standing, from Crowe Clark Whitehill, an International Accountancy firm, in June 1994. Mr. May is the Chairman of; Red Leopard Holdings PLC, a mining company and of Hayward Tyler Group Plc, an engineering company and a director of Pires Investments Plc, which are all listed on the AIM in the UK. He is Chairman of the Genesis Initiative Limited, a lobbying group for small and medium sized businesses to the UK Government. An elected Councillor for the Borough of Surrey Heath from 2003 to 2011 and Mayor in 2010/11, he is also a Freeman of the City of London.

Yee Y (Sue) Pei	53	Director	2013

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

Weigang Greg Ye	46	Director	2013

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

Eric Gan	53	Chief Financial Officer	--

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

Directors are elected to hold office until the next annual meeting of stockholders and until his or her successor shall have been elected and qualified. Any director appointed by the Board to fill a vacancy is appointed to serve for the unexpired term of the person whose resignation created the vacancy or the remaining term of directors if the vacancy was created by the increase in the number of directors. Officers are elected by the directors annually at the first meeting of the directors held after each annual meeting of the stockholders. Each officer holds office until his or her successor has been duly elected and has qualified or until his or her death or until he or she resigns or has been removed in the manner provided in the Bylaws.

Mr. Wong, Mr. Ye, and Ms. Pei were appointed as directors on December 30, 2013, under the terms of the Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited. Mr. Ye and Ms. Pei were designated by Mr. Wong to serve as directors.

Mr. Stulp was recommended to the Board as a director by KirkAsset Asset Management, an entity controlled by David Kirkingburg, and Knox LLC, an entity managed by Philip M. Halprin, shareholders representing approximately 7,736,395 voting shares.

Mr. Sloop was appointed as a director on March 4, 2016, in anticipation of the proposed funding by his company evidenced by the Loan Agreement dated March 16, 2016. Under the terms of the Loan Agreement, the holders of the Series A Preferred Stock, all of which are held by Nexo WMTM Holdings, LLC (“Nexo”), Nexo has the right to elect one director and has indicated his intention to elect himself at the next annual meeting of directors.

Under the terms of the Loan Agreement dated March 16, 2016, with Nexo, we have agreed to maintain Mr. Kurtanjek as principal executive officer, subject to appointment of another person reasonably suitable to Nexo.

There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director.

Leadership Structure

Mr. Kurtanjek serves as our Chief Executive Officer and Mr. Sloop serves as Chairman of our Board of Directors. The Board attempts to ensure that thorough, open and honest discussions take place at all Board and committee meetings, and that all of the directors are sufficiently informed about each matter that arises so that appropriate action may be taken.

Executive officers are responsible for the day-to-day management of risks confronting our businesses, but our Board has broad oversight responsibility for our risk management programs, including enterprise strategic risk oversight. Our Board as a whole oversees risks related to our corporate and business strategies, operations and enterprise risk management. In performing its oversight role, our Board is responsible for satisfying itself that the risk management processes designed and implemented by our management are functioning, and that necessary steps are taken to foster a culture of risk-adjusted decision-making within our organization.

Involvement in Certain Legal Proceedings

During the past ten years there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors or executive officers, and none of our executive officers or directors has been involved in any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity, any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, and any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Audit and Compensation Committees

We have a standing audit committee composed of Weigang Greg Ye and John May. The Board has determined that Messrs. May and Ye would both qualify as audit committee financial experts. Mr. May serves as chairman of this committee.

We also have a standing compensation committee composed of the following directors: Yee Y (Sue) Pei, Kin Wong, and John May. Ms. Pei serves as chairman of this committee.

Our Board has adopted a policy to compensate non-executive directors who are members of committees of the board. These persons will receive $1,000 plus expenses for attendance in person at each committee meeting. They will receive $500 for attendance at committee meetings by conference telephone. In addition, each chairman of the committee will receive $1,000 per meeting they chair.

Nominating Committee

We have a standing nominating committee composed of Yee Y (Sue) Pei, Kevin Stulp, and John May. Mr. May is chairman of this committee. The Nominating Committee was established under a charter that has been approved by our Board on January 15, 2016.

Shareholder Nominees

On January 15, 2016, in connection with the anticipated 2016 annual meeting of shareholders, we announced that our Nominating Committee would consider selections from nominees recommended by stockholders. In accordance with our Nominating Committee Charter, stockholders were required to submit information about their nominee(s) in writing to the Company’s Secretary on or before the close of business on February 1, 2016.

The Nominating Committee intended to select a total of up to 12 director nominees for the 2016 annual shareholders’ meeting and determined that it would only consider nominations from shareholders or a group of shareholders who had held their shares for at least one year and who owned, either individually or in the aggregate as a group, at least three percent of the Company’s outstanding votes as of January 15, 2016.

Mr. Cooper, who was appointed as a director on March 7, 2016, and served until April 3, 2016, and Mr. Stulp, who was appointed as a director on April 4, 2016, were among the nominees received from shareholders. All other nominees have declined to sit for election.

No date has been selected for the 2016 annual meeting of shareholders.

Shareholder Communications

We encourage stockholder communications to our board of directors and/or individual directors. Stockholders who wish to communicate with our board of directors or an individual director should send their communications to the care of Ronald N. Vance, Secretary, 1656 West Reunion Avenue, Suite 250, South Jordan, Utah 84095.

Code of Ethics

On August 30, 2005, we adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as to other employees or contractors and anyone associated with our company. We have filed the Code of Ethics with the Securities and Exchange Commission as an exhibit to our 2015 annual report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Summary

The following table sets forth information concerning the annual compensation awarded to, earned by, or paid to the following named executive officers for all services rendered in all capacities to our company and its subsidiaries for the years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

			Stock	Option	All Other
Name and Principal		Salary(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)
Kin Wong(4)	2015	162,000	31,450	-0-	-0-	193,450
CEO	2014	81,000	8,995	60,982	-0-	150,977

Michael P. Kurtanjek(4)	2015	240,000	23,403	-0-	27,363	290,766
CEO, President & COO	2014	240,000	42,000	188,294	27,363	497,657

Eric Gan	2015	150,000	12,950	30,371	-0-	150,000
CFO	2014(5)	62,500	-0-	-0-	-0-	105,821

(1)	Amounts shown represent base salary earned or paid during the fiscal year pursuant to management service agreements described below.

(2)

The grant date fair value of all stock and option awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2015, we issued 85,000 and 63,250 shares of common stock to Mr. Wong and Mr. Kurtanjek respectively. For fiscal 2015, we granted 300,000 stock options and issued 35,000 shares of common stock to Mr. Gan. For fiscal 2014, we issued 100,000 shares of common stock to Mr. Kurtanjek. For fiscal 2014, we have granted 400,000 stock options to Mr. Wong. We amended warrants granted to Mr. Kurtanjek from 1,000,000 warrants to 300,000 warrants and committed to issuing 300,000 and 200,000 bonus shares to Kin Wong based on meeting certain performance and service conditions. These options/warrants are fully vested immediately after the grant date.

(3)	The other compensation for Mr. Kurtanjek represents the cost to us to maintain an apartment for him in Chile.

(4)	Mr. Wong served as CEO from July 2014 to February 2016, after which Mr. Kurtanjek has served as CEO. Mr. Kurtanjek also served as CEO during 2014 through July 2014.

(5)	Mr. Gan commenced his service with the Company on August 1, 2014.

Executive Employment Agreements

Kurtanjek Management Services Agreement

On February 6, 2006, we entered into a one-year renewable Management Services Agreement effective February 1, 2006, with Mr. Kurtanjek for services as President and COO of our company and for providing management of the planning, implementation, and reporting on exploration, feasibility, and project development activities carried out on the Cerro Blanco property. This agreement was amended on August 31, 2007, December 21, 2007, January 1, 2010, and effective May 1, 2011. On June 2, 2011, the Compensation Committee recommended and the Board approved an increase in Mr. Kurtanjek’s monthly salary to $20,000 effective May 1, 2011; for 2010 and the first four months of fiscal 2011, his monthly salary was $15,410.

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

On June 26, 2015, we provided notice to Mr. Kurtanjek that the management services agreement, as amended and which expired on December 31, 2015, would not be extended as permitted under the agreement. Pursuant to the notice, the agreement expired on December 31, 2015. Contemporaneous with the expiration of his management services agreement, as amended, Mr. Kurtanjek’s positions as President and COO terminated.

The Compensation Committee recommended, and the Board of Directors approved a three-month Management Services Agreement with Mr. Kurtanjek which commenced on January 1, 2016. Under the three month Management Services Agreement, Mr. Kurtanjek provided services for our operations in Chile. The monthly fee payable to Mr. Kurtanjek by the Company was $10,000. This agreement expired on March 31, 2016. No compensation arrangements have been made in regard to Mr. Kurtanjek’s services as Chief Executive Officer beyond March 31, 2016.

On May 14, 2015, the Board of Directors approved the grant of 63,250 fully-vested shares of Common Stock of the Company to Mr. Kurtanjek for services performed as a director.

The Rich Top Agreement

Under the terms of the Rich Top Agreement, Mr. Wong agreed to serve as our Chairman and CEO and his company will provide designated management services. The terms of the agreement are retroactive to July 1, 2014, when Mr. Wong first began providing the services. The base amount payable under the agreement is $13,500 per month, plus reimbursable out of pocket expenses. Effective August 1, 2014, and until the month during which we receive regulatory approval of our EIS, $1,700 of this base amount will not be paid but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS. As a signing bonus, we granted to Mr. Wong options to purchase up to 400,000 shares of common stock pursuant to the terms of the 2010 Plan. These options are fully vested, will expire on December 31, 2017, and are exercisable at $0.45 per share. In addition, we have agreed to grant Mr. Wong the following stock bonuses under the 2010 Plan: (i) 300,000 shares after the closing price of our stock has been maintained at or above the price of $1.00 per share for at least two thirds of the trading days during any 30-consecutive-trading-days’ period, (ii) 500,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital of not less than $10,000,000, excluding the current funding as provided in the MOU, as amended; and (iii) 200,000 shares upon obtaining a listing for our stock on a senior stock exchange in Asia. Mr. Wong will also be entitled to participate in our annual management share compensation pool. We have agreed to provide him with the use of office space at our offices. The agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

Effective January 1, 2016, the Compensation Committee recommended, and the Board of Directors approved, an amendments to the Rich Top Agreement pursuant to which Rich Top Management Services Limited will receive a monthly fee of $10,500, rather than $13,500 under the existing agreement. All other terms of the existing agreement remain unchanged. Mr. Wong ceased providing services under this agreement as of February 29, 2016, and the Company is negotiating the termination of this agreement and payments due under the agreement.

On September 29, 2014, the Board of Directors approved the grant of 400,000 fully-vested options to Mr. Wong. The options are exercisable at $0.45 and expire December 31, 2017.

On May 14, 2015, the Board of Directors approved the grant of 85,000 fully-vested shares of Common Stock of the Company to Mr. Wong for services performed as a director.

CFO Management Services Agreement

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

On January 27, 2015, the Compensation Committee recommended and the Board of Directors approved a Management Services Agreement with JPES Inc., a company owned and controlled by Mr. Gan (the “CFO Management Services Agreement”). The CFO Management Services Agreement was executed by the Company and Mr. Gan on January 27, 2015, and was effective retroactive to November 1, 2015. This agreement superseded the prior letter agreement dated August 1, 2014, between the Company and Mr. Gan.

Under the terms of the CFO Management Services Agreement, Mr. Gan has agreed to continue to serve as Chief Financial Officer of the Company and his company will provide designated financial management services. The base amount payable under the agreement is $12,500 per month, plus reimbursable out of pocket expenses. Until the month during which the Company receives regulatory approval of its Environmental Impact Statement (“EIS”), $1,500 of this base amount will not be paid but will accrue, without interest, and be paid promptly, but not later than the last business day of the calendar month next following receipt of the EIS. As a signing bonus, the Company granted to Mr. Gan options to purchase up to 300,000 shares of common stock pursuant to the terms of the 2010 Plan. These options are fully vested, will expire on December 31, 2017, and are exercisable at $0.45 per share. In addition, the Company has agreed to grant Mr. Gan the following stock bonuses under the Plan: (i) 200,000 shares upon the Company signing the first definitive strategic alliance agreement and/or arrangement of project capital, and (ii) 200,000 shares upon obtaining a listing for the Company’s stock on a senior stock exchange. Mr. Gan will also be entitled to participate in the Company’s annual management share compensation pool. The Company has agreed to provide him with the use of office space at the Company’s offices. The agreement also provides for severance payments in the event of termination upon a change of control by which he would receive a severance payment equal to the highest annual base amount, immediate vesting of any unvested options, warrants or other convertible instruments, the pro rata amount of any bonuses or share compensation pool, and the extension of the exercise period of any options, warrants or other convertible instruments for at least six months following termination. The agreement may be terminated by either party without cause upon three months’ written notice.

Effective January 1, 2016, the Compensation Committee recommended, and the Board of Directors approved an amendment to the CFO Management Services Agreement Mr. Gan’s company, JPES Inc., will receive a monthly fee of $11,250 rather than $12,500.

On May 14, 2015, the Board of Directors approved the grant of 35,000 fully-vested shares of Common Stock of the Company to Mr. Gan for services performed as CFO.

Outstanding Equity Awards at the Fiscal Year End

The following table provides information on stock and option awards held by the named executive officers as of December 31, 2015: OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

		Option Awards
		Number of
		Securities
		Underlying
		Unexercised
		Options	Option
		(#)	Exercise Price	Option Expiration
Name	Grant Date	Exercisable	($)	Date
Kin Wong	10/2/14	400,000	0.45	12/31/2017

Eric Gan	1/27/15	300,000	0.45	12/31/17

		Stock Awards
		Number	Market
		of Shares	Value of
		or Units	Shares of
		of Stock	Units of
		that Have	Stock that
		Not Vested	Have Not Vested
Name	Grant Date	(#)	($)
Michael Kurtanjek	12/21/07	200,000(1)	32,000
	12/21/07	200,000(2)	32,000
	7/18/11	300,000(3)	48,000
Kin Wong	7/1/14	500,000(4)	80,000
	7/1/14	200,000(5)	32,000
	7/1/14	300,000(6)	48,000
Eric Gan	11/1/14	200,000(3)	32,000
	11/1/14	200,000(2)	32,000

(1)	Will vest upon reaching final feasibility.
(2)	Will vest upon listing with senior exchange.
(3)	Will vest upon signing of first definitive strategic alliance agreement and/or arrangement of project capital.
(4)

Will vest upon signing of first definitive strategic alliance agreement and/or arrangement of project capital of project capital of not less than $10,000,000 excluding funding as provided in binding MOU.

(5)	Will vest upon listing with senior exchange in Asia.
(6)	Will vest upon reaching stock price greater than $1.00 for at least two thirds of the time during any 30 consecutive day period.

Stock Option Plan

Our Board of Directors adopted a Stock Option Plan (the “Plan”) on August 30, 2005. Our shareholders approved the Plan on November 10, 2006. The purpose of the Plan is to provide eligible persons an opportunity to acquire a proprietary interest in our company and to participate in the profitability of the Company.

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

With the approval of the 2015 Plan, the Board terminated the 2010 Plan and no further awards will be granted under the 2010 Plan.

2015 Equity Incentive Plan

Effective June 12, 2015 the Board of Directors approved the 2015 Plan. Awards may be made under the 2015 Plan for up to 4,641,040 shares of common stock of the Company and, beginning with calendar year 2016, the number of shares of Common Stock reserved and available for issuance under the 2015 Plan will represent 10% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year less 3,949,500 shares, the effect of which will be that the number of shares authorized under the 2015 Plan will remain consistent with the shares authorized under the 2010 Plan. All of our employees, officers and directors, as well as consultants and advisors are eligible to be granted awards under the 2015 Plan. No awards can be granted under the 2015 Plan after the expiration of 10 years from the effective date of the 2015 Plan, but awards previously granted may extend beyond that date. Awards may consist of both incentive and non-statutory options, restricted stock units, stock appreciation rights, and restricted stock awards.

With the approval of the 2015 Plan, the Board terminated the 2010 Plan and no further awards will be granted under the 2010 Plan.

Management Compensation Pool

The Board of Directors has approved an employee benefit plan for officers, directors, and employees to increase stockholder value and the success of the company by motivating members of management to provide services to the company and perform to the best of their abilities, to achieve the company’s objectives, and to allow us to minimize the cash component of compensation while at the same time providing a sufficiently attractive overall compensation plan with which to attract and retain management. The plan will be open to directors, officers or employees of or consultants to our company or an affiliate of the company. The pool will consist of up to 1% of the outstanding shares at the end of each year. Participants in the pool will be determined by our Chairman subject to approval by the Compensation Committee, and grants will be made under our 2015 Plan.

Director Compensation

The following table sets forth information concerning the compensation awarded to, earned by, or paid to the following directors for all services rendered in all capacities to our company and its subsidiaries for the year ended December 31, 2015. This table includes any person who served as a director at any time during fiscal 2015.

	Fees Earned or
	Paid in Cash(1)	Stock Awards	Total
Name	($)	($)(2)	($)
Howard M. Crosby(3)	78,000	23,125	101,125
Wei Lu(3)	162,000	31,450	193,450
John J. May	5,000	23,125	28,125
Yee Y (Sue) Pei	2,000	23,125	25,125
Weigang Greg Ye	3,000	23,125	26,125

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
     (2)      The grant date fair value of all stock awards has been calculated in accordance with applicable financial accounting standards. For fiscal 2015, the Company issued 62,500 shares of common stock to Messrs. Crosby, May and Ye, and to Ms. Pei, respectively, and 85,000 shares of common stock to Mr. Lu.
     (3)      Messrs. Crosby and Lu resigned as directors in March 2016.

Management and Business Agreements

Crosby Enterprises Business Consultant Agreement

On August 1, 2005, we entered into a five-month renewable Business Consultant Agreement, as amended effective December 21, 2007, with Crosby Enterprises, Inc., an entity controlled by Howard M. Crosby, one of our directors who resigned on March 7, 2016. On February 6, 2006, we renewed this agreement from January 1, 2006 through May 31, 2006, and the agreement had been extended on a month-to-month basis until it was terminated effective December 31, 2015. Under the agreement, Crosby Enterprises had agreed to perform financial consulting and public relations services for us. The monthly compensation payable under the agreement was $6,500 per month. Upon the termination of the Business Consultant Agreement, as amended, with Crosby Enterprises, a new month-to-month Investor Relations Services Agreement dated effective January 1, 2016 with Crosby Enterprises commenced on January 1, 2016 and was terminated by mutual consent effective February 29, 2016. Under the new agreement we paid a monthly fee of $5,000 for investor relations services for North and South America and Europe. On May 14, 2015, the Board of Directors approved the grant of 62,500 fully-vested shares of Common Stock of the Company to Mr. Crosby for services performed as a director.

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

Effective December 21, 2015, the Compensation Committee recommended, and the Board of Directors approved, an amendment to the W Formation Agreement to be effective January 1, 2016 to reduce monthly compensation to $9,000. Mr. Lu ceased providing services under this agreement as of February 29, 2016, and the Company is negotiating the termination of this agreement and payments due under the agreement.

On May 14, 2015, the Board of Directors approved the grant of 85,000 fully-vested shares of Common Stock of the Company to Mr. Lu for services performed as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Share Ownership of Management, Directors, Nominees And 5% Stockholders

The following table sets forth information regarding the beneficial ownership of our common stock as of April 15, 2016 (except as otherwise noted below) by the following individuals or groups:

  each person or entity who is known by us to own beneficially more than 5% of our outstanding stock;
  each of our Named Executive Officers;
  each of our directors; and
  all directors and executive officers as a group.

The table is based upon information supplied to us by our officers, directors, nominees and principal stockholders and Schedules 13D and 13G filed with the SEC. Except as otherwise indicated below or in the referenced filings, and subject to applicable community property laws, to our knowledge the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentages are based on 96,114,442 shares of common stock outstanding as of April 15, 2016, except as otherwise indicated below, and as adjusted as required by rules promulgated by the SEC. Amounts based on Schedule 13G filings are as of April 15, 2016, unless otherwise noted.

		Shares
		Beneficially Owned
	Common Stock		Series A Preferred Shares		Percent
					of Total
Beneficial Owner					Voting
(Name and Address)	Number	Percent	Number	Percent	Power(1)
5% Stockholders Nexo WMTM Holdings, LLC 68 South Main Street 8th Floor Salt Lake City, UT 84101	25,000,100(2)	20.64%	100	100%	*

Rubicon Master Funds(3) 103 Mount St. London W1K2TJ United Kingdom	6,594,000	6.86%	-	-	6.86%

Marathon Capital Management, LLC(4) 4 North Park Drive Suite 106 Hunt Valley, MD 21030	5,270,870	5.48%	-	-	5.48%

Million Cheer Investment(5) Flat A, 22/F, Tower 1, The Hermitage, No. 1 Hoe Wnag Road Tai Kok Tsu, Kowloon Hong Kong	8,500,000(6)	8.45%	-	-	4.16%

Lee Yuc Kong RM 701, 7/F Lai Cheong Ind., Bldg. 479 Castle Peak Road Kowloon, K3 999077	9,075,000(7)	9.17%	-	-	6.50%

Knox, LLC(8) 1060 Vegas Valley Drive Las Vegas, NV 89109	5,769,231(9)	5.93%	-	-	4.80%

Kin Wong XINCHANG CNTY PARTY COMMITTEE PARTY SCHO SHILLIQUIANXI SCENIC AREA QIZING STREET XINCHANG COUNTY ZHEJIANG PROVI, F4 00000	5,078,927(10)	5.15%	-	-	2.58%

Directors and Named Executive Officers (Excluding 5% Owners)
Michael P. Kurtanjek	3,541,600(11)	3.67%	-	-	3.37%
John J. May	770,000	*	-	-	*
Kevin D. Stulp	653,150(12)	*	-	-	*
Yee Y (Sue) Pei	462,500(13)	*	-	-	*
Weigang Greg Ye	351,500(14)	*	-	-	*
Andrew Sloop(15)	25,000,100(16)	20.64%	100	100%	*

Eric Gan	335,000(17)	*	-	-	*
Directors and Executive Officers as a Group (8 persons)	36,192,777	28.98%	100	100%	7.72%

*Less than 1%.
(1) Percentage of total voting power represents voting power with respect to all shares of our common stock and our Series A Preferred Stock, as a single class. The holders of our Series A Preferred Stock are entitled to the number of votes per share equal to the number of shares of common stock into which the Series A shares would convert. In addition, the holders of our Series A Preferred Stock have the right to elect one director and the right to elect a second director if the board has seven or more directors and if the holders of the Series A Preferred Stock (i) obtain a legally binding water offtake agreement with a third party arising from our desalination plant for our Cerro Blanco project which is for an offtake volume and price that is mutually satisfactory to us and the holders of the Series A Preferred Stock and (ii) secure financing for phase one of our desalination project.

(2) Consists of warrants to purchase 8,333,333 shares of our common stock and a promissory note convertible into 16,666,667 shares of Series A Preferred Stock (which are convertible into a like number of our common shares), and the 100 shares of Series A Preferred Stock convertible into a like number of shares of the our common stock.

(3) Shares are held by Rubicon Master Fund, an exempted company incorporated in the Cayman Islands on 3 November 1999 under registration number 93790. The beneficial owners of Rubicon Master Fund are Rubicon Global Fund and Rubicon Global Partners LP with those entities having widely diversified beneficial owners. Rubicon Master Fund holds all voting rights with reference to its shareholding in the Company.

(4) James Kennedy has sole voting rights to these shares for the entity.

(5) Hui Tang Liang has sole voting rights to these shares for the entity.

(6) Includes 4,500,000 stock purchase warrants.

(7) Includes 2,825,000 stock purchase warrants.

(8) Fredrick J. Mancheski has sole voting rights to these shares for the entity.

(9) Includes 1,153,846 stock purchase warrants.

(10) Includes 700,000 stock purchase warrants and 400,000 shares issuable pursuant to vested options. Also includes 1,500,000 shares held by Grand Agriculture Investment Limited, a Hong Kong company, of which Mr. Wong is the owner.

(11) Includes 300,000 stock purchase warrants and 21,350 shares deposited in a brokerage account.

(12) Includes 40,577 stock purchase warrants.

(13) Includes 100,000 stock purchase warrants and 200,000 shares issuable pursuant to vested options.

(14) Includes 57,000 stock purchase warrants and 175,000 shares issuable pursuant to vested options.

(15) Consists of shares of our Series A Preferred Stock beneficially owned by Mr. Sloop over which Mr. Sloop has voting control.

(16) Consists of warrants to purchase 8,333,333 shares of our common stock and a promissory note convertible into 16,666,667 shares of Series A Preferred Stock (which are convertible into a like number of our common stock), and the 100 shares of Series A Preferred Stock convertible into a like number of shares of the our common stock.

(17) Includes 300,000 shares issuable pursuant to vested options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth as of the most recent fiscal year ended December 31, 2015, certain information with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Number of
	securities to be	Weighted-	Number of securities
	issued upon	average exercise	remaining available for
	exercise of	price of	future issuance under
	outstanding	outstanding	equity compensation
	options,	options,	plans (excluding
	warrants and	warrants and	securities reflected in
	rights	rights	column (a) and (b))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	nil	--	640,001(1)
Equity compensation plans not approved by security holders	37,896,635(2)	$0.34	3,481,990(3)
Total	37,896,635		4,121,991

(1)	Represents outstanding options and shares available for future issuance under the 2005 Stock Option Plan.
(2)	Represents 35,362,585 warrants, options to purchase 1,375,000 shares issued under the 2010 Plan, and options to purchase 1,159,050 shares issued under the 2015 Plan.
(3)

Represents outstanding options and shares available for future issuance under the 2010 Plan and under the 2015 Stock Incentive Plan. On June 12, 2015, the Board terminated the 2010 Plan and no further awards will be granted under the 2010 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules of the Securities and Exchange Commission (“SEC”) require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during 2015 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Since January 1, 2014, there has not been, and there is not currently proposed, any transaction or series of similar transactions requiring disclosure under Item 404 of Regulation S-K except as described below. We compensate our directors and officers as described above.

Sublicense Agreement with La Serena

On September 15, 2010, we entered into a non-exclusive, non-transferable, non-assignable five-year sublicense agreement with La Serena Technologies Limited, a Hong Kong company, for the sublicensing to our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, of titanium metal technology developed by Chinuka Limited plc and licensed to La Serena. The sublicense was terminated on September 15, 2015. During the period of the agreement, we paid the following consideration to La Serena: $1,200,000 in development costs and 3,200,000 shares of our common, none of which compensation was paid during the fiscal years ended December 31, 2015 and 2014. Michael P. Kurtanjek, an executive officer and director of our Company during the period of the sublicense agreement, and Brian Flower, also an executive officer and director of our Company during the period of the sublicense agreement served as two of the four directors of Chinuka and La Serena and owned in excess of 10% of the equity interest in each entity during the period of the sublicense agreement. Howard M. Crosby, a director of our Company during the period of the sublicense, owned less than 10% of the equity interest in each entity and did not serve as a director or officer of either entity during the period of the sublicense agreement.

Binding MOU with Grand Agriculture Investment

On December 4, 2013, we entered into a Binding Memorandum of Understanding (the “MOU”) dated December 3, 2013, with Grand Agriculture Investment Limited (the “Investor”), and thereafter through August 5, 2015, we engaged in funding transactions with the Investor under the terms of the MOU, as subsequently amended. The Investor is a company formed in Hong Kong and controlled by Kin Wong. Mr. Wong was a related party during the term of this transaction by virtue of his service as a director of the Company beginning December 30, 2013, and as an executive officer beginning July 2, 2014. Pursuant to the MOU, the Investor agreed to purchase 5,714,286 units for $2,000,000 (the “First Tranche Units”) and an additional 20,000,000 units for $8,000,000 (the “Second Tranche Units”). The closing of the sale of the first half of the First Tranche Units occurred on December 4, 2013, at which time we received $1,000,000 in proceeds, and the closing of the sale of the second half of the First Tranche Units occurred on December 13, 2013, at which time we received $1,000,000 in proceeds.

In the closing of the sale of the First Tranche Units the following purchases were made by related parties: Mr. Wong purchased 700,000 units, consisting of 700,000 shares of common stock and First Tranche Warrants to purchase an additional 700,000 shares at $0.45 per share, for total cash consideration of $245,000; Ms. Pei purchased 100,000 units, consisting of 100,000 shares of common stock and First Tranche Warrants to purchase an additional 100,000 shares at $0.45 per share, for total cash consideration of $35,000; and Mr. Ye purchased 57,000 units, consisting of 57,000 shares of common stock and First Tranche Warrants to purchase an additional 57,000 shares at $0.45 per share, for total cash consideration of $19,950.

On August 5, 2015, the closing of the Second Tranche Units was completed. Under the terms of the MOU, as amended, upon completion of the closing of the sales of the Second Tranche Units, we issued to the Investor at no additional cost warrants to purchase up to 6,000,000 shares of Common Stock at $0.50 per share exercisable immediately upon issuance and through December 31, 2017.

Warrants Adjustment and Extension

Effective December 29, 2015, our Board of Directors extended and reduced the exercise prices of outstanding warrants issued by us in prior nonpublic offerings. Warrants to purchase 5,048,300 shares of common stock at $0.65 per share which were scheduled to expire on December 31, 2015, were extended to April 30, 2016, and the exercise price was reduced to $0.30 per share. Warrants to purchase 5,714,285 shares of common stock at $0.45 per share which were scheduled to expire on December 31, 2016, were extended to December 31, 2017, and the exercise price was reduced to $0.30 per share. Warrants to purchase 24,000,000 shares of common stock at $0.55 per share which were scheduled to expire on December 31, 2017, were extended to December 31, 2018, and the exercise price was reduced to $0.35 per share. The warrants to be extended include warrants acquired or received by members of management of the Company in prior offerings. The following table sets forth the outstanding warrants held by the designated related parties which were extended in the above-referenced action by the Board:

Name	Office	No. of Warrants	Original Exercise Price	Reduced Exercise Price	Original Expiration Date	Extended Expiration Date
Kin Wong	Chairman & CEO	700,000	$0.45	$0.30	12/31/16	12/31/17
Kin Wong	Chairman & CEO	1,500,000	$0.55	$0.35	12/31/17	12/31/18
Yee Y (Sue) Pei	Director	100,000	$0.45	$0.30	12/31/16	12/31/17
Weigang Greg Ye	Director	57,000	$0.45	$0.30	12/31/16	12/31/17
Wei Lu	Director	142,714	$0.45	$0.30	12/31/16	12/31/17

Nexo WMTM Holdings Loan Transaction

On March 16, 2016, we completed a debt funding with Nexo WMTM Holdings, LLC (“Nexo”), an entity of which Andrew Sloop is the managing partner and beneficial owner. Mr. Sloop has served as one of our directors since March 4, 2016. Under the terms of the Loan Agreement dated and entered into on March 16, 2016 (the “Loan Agreement”), we borrowed $2,000,000 from Nexo (the “Loan”) which was evidenced by a 7% Senior Convertible Promissory Note (the “Note”). The Note is convertible into shares of our Series A Preferred Stock (the “Series A Preferred Stock”), and the transaction includes demand and piggyback registration rights under the terms of the Registration Rights Agreement entered into on March 16, 2016, with Nexo to register the resale of the common shares issuable upon conversion of the Series A Preferred Stock. Under the terms of the Loan Agreement, we also issued three-year warrants to purchase up to 8,333,333 common shares of the Company at $0.30 per share. Finally, under the terms of the Loan Agreement, we entered into an Assignment of Development Rights with Nexo Water Ventures, LLC, an affiliate of Nexo, relating to the proposed desalination plant to be constructed in connection with our Cerro Blanco mining project in Chile.

The Loan Agreement contains designations for the use of the proceeds from the Loan which pertain primarily to the operations of our Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium on the Cerro Blanco project and limited corporate overhead costs. The Loan Agreement also provides for the appointment of Mr. Sloop as non-executive Chairman of the Board, which occurred on April 4, 2016. The Board also agreed to remove from the bylaws any provision permitting the Chairman to cast the deciding vote in the event of a tie. The Loan Agreement also provides that the Company’s Chilean subsidiary, Sociedad Contractual Minera White Mountain Titanium, will add Nexo as a director and obtain approval of Nexo prior to executing any material contract, which terms the Company has agreed to implement.

Policies and Procedures Regarding Related Party Transactions

The Board has not established any formal written policy or procedures for the review and approval or ratification of related party transactions. Nevada law, under which our Company is governed, provides that any contact or transaction would not be voidable solely because it was between the company and a related party if the fact of the common directorship, office or financial interest is known to the Board after which the contact or transaction is approved or ratified in good faith by a vote sufficient for the purpose without counting the vote or votes of the common or interested director or directors. Unless otherwise provided in the Articles of Incorporation or Bylaws, Nevada law permits the Board, without regard to personal interest, to establish the compensation of directors and such compensation is presumed to be fair to the Company unless proven unfair by a preponderance of the evidence. Management believes that each of the above transactions was approved in accordance with these legal standards.

Director Independence

Our securities are not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. Therefore, we have adopted the independence standards of the American Stock Exchange, now known as the NYSE MKT LLC, to determine the independence of our directors and those directors serving on our committees. These standards provide that a person will be considered an independent director if he or she is not an officer of the company and is, in the view of the company’s board of directors, free of any relationship that would interfere with the exercise of independent judgment. Our board of directors has determined that John J. May, Yee Y (Sue) Pei, Kevin Stulp, and Weigang Greg Ye meet this standard, and therefore, would be considered to be independent.

Indemnification

We are required to indemnify our officers and directors to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company. This indemnification is required under our Articles of Incorporation and our Bylaws.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid

Smythe Ratcliffe LLP, Chartered Accountants, served as our accounting firm for the two years ended December 31, 2015 and 2014. Pannel Kerr Foster, P.C. served as our tax accountant. The following fees were paid to our independent registered public accounting firm for services rendered during our last two fiscal years:

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended December 31, 2015 were $58,060 (2014- $63,245).

Audit-Related Fees

There were no fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported above, for the fiscal years ended December 31, 2015 and 2014.

Tax Fees

Kerr Foster, P.C. served as our tax accountant for the two years ended December 31, 2015 and 2014. We paid $17,505 to our tax accountant and $1,514 to our auditors for tax related work in 2015 (2014: $25,512).

All Other Fees

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported above, for the fiscal years ended December 31, 2015 and 2014.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included with this report:

Exhibit Number	Exhibit Description
10.39	Loan Agreement dated March 16, 2016, without exhibits, as revised
10.40	7% Senior Convertible Promissory Note dated March 16, 2016, as revised
10.43	Development Assignment dated March 16, 2016, as revised
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer

SIGNATURE PAGE FOLLOWS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WHITE MOUNTAIN TITANIUM CORPORATION

Date: April 29, 2016	By:	/s/ Michael P. Kurtanjek
Michael P. Kurtanjek, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

NAME	TITLE	DATE

/s/ Andrew Sloop	Chairman	April 29, 2016
Andrew Sloop

/s/ Michael P. Kurtanjek	Director and Chief Executive Officer	April 29, 2016
Michael P. Kurtanjek

	Director	April 29, 2016
Kin Wong

/s/ Kevin D. Stulp	Director	April 29, 2016
Kevin D. Stulp

/s/ John J. May	Director	April 29, 2016
John J. May

/s/ Yee Y Pei	Director	April 29, 2016
Yee Y (Sue) Pei

/s/ Weigang Greg Ye	Director	April 29, 2016
Weigang Greg Ye

/s/ Eric Gan	Chief Financial Officer and Principal Accounting Officer	April 29, 2016
Eric Gan