Form 10-Q
period 2016-03-31
WHITE MOUNTAIN TITANIUM CORP
filed 2016-05-16
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _____________________ to _____________________

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
Yes [   ]        No [X]

96,114,442 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at May 16, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Balance Sheets
(Expressed in US dollars)

As at	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current
Cash	$2,016,463	$396,878
Prepaid expenses	147,658	196,924
Receivables	1,880	2,203
Total Current Assets	2,166,001	596,005
Property and Equipment (Note 4)	268,853	286,416
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$3,086,804	$1,534,371

Current Liabilities

Accounts payable and accrued liabilities	$405,423	$135,354
Long Term Liabilities
Convertible Note (Note 6)	767,033	-
Derivative Liability (Note 6)	837,751	-
Total Long Term Liabilities	1,604,784	-

Total Liabilities	2,010,207	135,354

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7)
100,000,000 shares authorized 100 (2015 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7)
500,000,000 shares authorized 96,114,442 (2015 – 96,114,442) shares issued and outstanding	61,467,250	61,052,678

Accumulated Deficit	(60,390,653)	(59,653,661)

Total Stockholders’ Equity	1,076,597	1,399,017

Total Liabilities and Stockholders’ Equity	$3,086,804	$1,534,371

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Operations
(Unaudited - Expressed in US dollars)

	Three months ended March 31,
	2016	2015
Expenses
Advertising and promotion	$11,903	$92,689
Amortization	17,563	20,691
Bank charges and interest	22,268	4,208
Consulting fees	72,018	54,208
Consulting fees – directors and officers	140,750	199,500
Exploration (Note 5)	236,791	461,670
Filing fees	7,983	8,562
Insurance	10,675	9,108
Investor relations	286	26,638
Licenses and taxes, net	-	142
Management fees	8,972	48,920
Office	23,110	16,355
Professional fees	102,480	88,864
Rent	43,741	54,508
Staff salaries and benefits	17,623	19,598
Telephone	2,387	5,173
Transfer agent fees	694	1,264
Travel and vehicle	22,091	66,090

Loss Before Other Items	(741,335)	(1,178,188)
Gain on Derivative Liability (Note 6)	8,070	-
Foreign Exchange	(3,727)	(4,328)
Interest Income	-	2

Net Loss and Comprehensive Loss for Period	(736,992)	(1,182,514)

Basic and Diluted Loss Per Common Share (Note 8)	$(0.01)	$(0.01)

Weighted Average Number of Shares of Common Stock Outstanding	96,114,442	86,099,836

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Interim Stockholders’ Equity
(Unaudited - Expressed in US dollars)

		Common Stock
		and Paid-In			Total
	Shares of	Capital	Shares of		Stockholders’
	Common	In Excess of Par	Preferred	Accumulated	Equity
	Stock	Value	Stock	Deficit

Balance, December 31, 2015	96,114,442	$61,052,678	-	$(59,653,661)	$1,399,017
Stock-based compensation (Note 7(c))	-	8,972	-	-	8,972
Preferred shares issued (Note 6)	-	-	100	-	-
Equity component of convertible note (Note 6)	-	405,600	-	-	405,600
Net loss for the period	-	-	-	(736,992)	(736,992)
Balance, March 31, 2016	96,114,442	$61,467,250	100	$(60,390,653)	$1,076,597

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Three months ended March 31,
	2016	2015
Operating Activities
Net loss for period	$(736,992)	$(1,182,514)
Items not involving cash
Amortization	17,563	20,691
Stock-based compensation	8,972	48,919
Common stock issued for services	-	45,000
Interest accretion on convertible note	18,442	-
Gain on derivative liability	(8,070)	-
Changes in non-cash working capital
Prepaid expenses	49,266	17,898
Receivables	323	4,978
Accounts payable and accrued liabilities	270,081	80,047
Cash Used in Operating Activities	(380,415)	(964,981)

Investing Activities
Additions to property and equipment	-	(59)
Cash Used in Investing Activities	-	(59)

Financing Activities
Cash received from issuance of convertible note	2,000,000	-
Issuance of common stock for cash	-	350,000
Cash Provided by Financing Activities	2,000,000	350,000

Inflow (outflow) of Cash	1,619,585	(615,040)
Cash, Beginning of Period	396,878	949,806
Cash, End of Period	$2,016,463	$334,766

Supplemental Cash Flow Information
Income tax paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
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

The accompanying condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015, Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) on March 28, 2016. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2015 filed as part of the Company’s December 31, 2015 Annual Report on Form 10-K. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

These condensed consolidated interim financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $60,390,653 at March 31, 2016 (December 31, 2015 - $59,653,661), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	SIGNIFICANT ACCOUNTING POLICIES

Convertible debentures

Convertible debentures and warrants are bifurcated between debt component and equity component based on the relative fair values of the debt and warrants, the conversion component of the debt component is then fair valued and accounted for as additional discount to the debt component and is treated as a derivative liability and fair valued every balance sheet date, the resulting discount to the debt component is amortized over the term of the debt using the effective interest rate method.

The following accounting pronouncement was adopted by the Company:

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

During the period the Company adopted update No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidated Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

The adoption of this standard had no effects on the Company’s condensed consolidated interim financial statements.

During the year the Company adopted FASB Update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The adoption of this standard had no effects on the Company’s condensed consolidated interim financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as an asset. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The adoption of this standard had no effects on the Company’s condensed consolidated interim financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. We will be required to adopt the new standard in the first quarter of 2019. We are currently evaluating the impact this new standard will have on our financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the Update provide guidance on management’s responsibility to disclose conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. The Update requires management also to discuss plans to mitigate the conditions or events and if the plans will alleviate the substantial doubt by considering the probability of implementation of the plans and mitigation effect of the plans. The new requirements are effective for annual periods ending after December 15, 2016, The adoption of this standard had no effects on the Company’s condensed consolidated interim financial statements.

3.	FINANCIAL INSTRUMENTS AND RISKS

(a)	The Company has classified its financial instruments as follows:

Cash – as held-for-trading
Receivables – as refundable deposits and receivables
Accounts payable and accrued liabilities – as other financial liabilities Convertible Note – as other financial liabilities Derivative Liabilities – as held for trading

The carrying amounts of the Company’s cash, receivables and accounts payables and accrued liabilities approximate their respective fair values due to the short maturities of these instruments. The Company’s Convertible Note is classified as other financial liabilities and is carried at amortized cost. The fair value of the convertible note approximates its face value. The three levels of the fair value hierarchy are described below:

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

The following table summarizes the fair value by level at March 31, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash	$2,016,463	$-	$-	$2,016,463
Derivative Instruments	$837,751	$-	$-	$837,751

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$396,878	$-	$-	$396,878

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

	(b)	Credit risk:

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk by maintaining its cash with high credit quality US, Chilean and Chinese financial institutions.

	(c)	Liquidity risk:

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at March 31, 2016 and December 31, 2015 totaled $2,016,463 and $396,878, respectively. At March 31, 2016 and December 31, 2015, the Company had accounts payable and accrued liabilities of $405,423, and $135,354, respectively, all of which fall due in the next fiscal quarter. The Company has a Convertible Note for principal amount of $2,000,000 which is due on March 16, 2018.

	(d)	Market risk:

Market risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices. Market risk comprises three types of risk: interest rate risk, foreign currency risk and other price risk.

(i)	Interest rate risk

(a)

To the extent that payments made or received on the Company’s monetary assets and liabilities are affected by changes in the prevailing market interest rates, the Company is exposed to interest rate cash flow risk. The Company’s Convertible Note is not exposed to interest rate cash flow risk as it bears a fixed interest rate.

(b)	To the extent that changes in prevailing market interest rates differ from the interest rate in the Company’s monetary assets and liabilities, the Company is exposed to interest rate price risk.

The Company’s cash consists of cash held in bank accounts. Due to the short-term nature of this financial instrument, fluctuations in market interest rates do not have a significant impact on estimated fair values and on cash flows associated with the interest income.

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Chilean pesos (“CLP”), Chinese yuan (“RMB”), and Hong Kong dollars (“HKD”)). As at March 31, 2016, the Company has net monetary liabilities of $43,401 (December 31, 2015 - net monetary liabilities of $44,693) denominated in CLP, net monetary assets of $4,584 (December 31, 2015 - $7,678) denominated in HKD, and net monetary assets of $75,765 (December 31, 2015 - $152,095) denominated in RMB.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

As at March 31, 2016, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CLP, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations, and a change in the absolute rate of exchange in CLP by 6% will also not have a material impact.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

4.	PROPERTY AND EQUIPMENT

		March 31, 2016
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	121,183	8,256
Office furniture and fixtures	175,048	89,202	85,846
Office equipment	33,574	23,955	9,619
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	135,654	18,496

	$715,395	$446,542	$268,853

		December 31, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	117,590	11,849
Office furniture and fixtures	175,048	81,779	93,269
Office equipment	33,574	22,818	10,756
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	130,244	23,906

	$715,395	$428,979	$286,416

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

5.	MINERAL PROPERTIES Cerro Blanco

On September 5, 2003, the Company, through its wholly-owned Chilean subsidiary, White Mountain Chile, entered into a purchase agreement with Compañía Contractual Mineral Ojos del Salado (“Ojos del Salado”), a wholly-owned Chilean subsidiary of Phelps Dodge Corporation, to acquire a 100% interest in nine exploration mining concessions, collectively known as Cerro Blanco. Cerro Blanco is located in Region III of northern Chile, approximately 39 kilometers, or 24 miles, west of the city of Vallenar. Consideration for the purchase, including legal fees, was $651,950

The purchase agreement covering Cerro Blanco was originally entered into between Ojos del Salado and Dorado Mineral Resources NL (“Dorado”) on March 17, 2000. Under that agreement, Dorado purchased the mining exploitation concessions from Ojos del Salado for $1,000,000, of which $350,000 was paid. A first mortgage and prohibitions against entering into other contracts regarding mining concessions without the prior written consent of Ojos del Salado had also been established in favor of Ojos del Salado. On September 5, 2003, White Mountain Chile assumed Dorado’s obligations under the purchase agreement, including the mortgage and prohibitions, with payment terms as described above.

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

Ownership in mineral properties involves certain inherent risks due to the difficulties of determining the validity of certain claims as well as the potential for problems arising from the frequently ambiguous conveyance history characteristic of mineral properties. The Company has investigated ownership of its mineral properties, and to the best of its knowledge, ownership of its interests is in good standing. At present, the Company has determined that it has no material asset retirement obligations (“AROs”).

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

5.	MINERAL PROPERTIES (continued)

La Martina (continued)

Exploration expenditures incurred by the Company during the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015

Concession fees	$71,913	65,344
Environmental	-	243,144
Equipment rental	2,025	3,860
Geological consulting fees	16,352	5,039
Site costs	145,499	133,037
Transportation	1,002	11,246

Exploration expenditures for period	$236,791	$461,670

6.	NOTES PAYABLE

On March 16, 2016, the Company and its wholly-owned subsidiary Sociedad Contractual Minera White Mountain Titanium Corporation entered into a loan agreement and issued a 7% Senior Convertible Promissory Note to the lender for a total of $2,000,000 (the “Convertible Note”).

The Convertible Note has a maturity date of March 16, 2018 and bears simple interest of 7% per annum on the unpaid principal amount until the principal amount is repaid in full.

The Convertible Note is convertible into shares of the Company’s Series A Preferred Stock (“Series A Shares”) at the rate of $0.12 per share, par value of $0.001 per share. The Series A Shares have the same voting rights as Common Stockholders and are convertible into Common Stock at conversion price of $0.12 per share. The Convertible Note will automatically convert into Series A Preferred Stock if the Company successfully raises an additional $8,000,000, the proceeds of which are allocated for certain qualified milestones relating to the Cerro Blanco project, or if the Company secures a water off-take agreement for its proposed desalination plant with volume and price components that are mutually satisfactory to both the Company and the lender. In addition, the Company issued to the lender 100 shares of Series A Preferred Stock with a $0.001 par value and warrants to purchase 8,333,333 shares of Common Stock at price of $0.30 per share until March 16, 2019. An amount of $12 was recognized for the preferred share issuance which has been recognized as a derivative liability.

In the event of default, the interest rate increases to 25% per annum. Subject to certain exceptions, the Convertible Note is senior to any other indebtedness of the Company.

The fair value of the liability component was determined using present value of expected cash-flows. The conversion component of the note was classified as a derivative liability. The estimated fair value of the derivative liability component was valued using the Black-Scholes option model using the following assumptions: volatility of 145.14%, expected term of 2 years, discount rate of 1.13% and dividend yield of 0%. The warrants were classified as equity and were recorded as additional paid in capital at their estimated fair value using the Black-Scholes option model using the following assumptions: volatility of 131.93%, expected term of 3 years, discount rate of 1.13% and dividend yield of 0%

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

6.	NOTES PAYABLE (continued)

Based on the valuation of the instruments, the proportionate allocation of fair values of the Convertible Note on initial recognition was allocated to the debt component as $748,591, the derivative liability component as $845,809 and the warrants component as $405,600.

The derivative component was further revalued at March 31, 2016 resulting in a gain on derivative liability of $8,070 and an ending balance of $837,751. The derivative liability component was revalued using the following assumptions: volatility of 145.14%, expected term of 1.96 years, discount rate of 1.13% and dividend yield of 0%.

$18,442 of accretion expense was recognized using the effective interest rate during the three months ended March 31, 2016. The debt component as at March 31, 2016 is $767,033.

7.	CAPITAL STOCK

(a) Common stock

During the three months ended March 31, 2016, no common stock was issued.

(b) Preferred stock

During the period ended March 31, 2016, the Company designated 19,000,100 shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock was convertible into one common share at any time at the holder’s option, at a conversion of $0.12 per share subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or re-priced, or any preferred shares issued after the issuance of these preferred shares.

The preferred stock was unlisted, non-retractable and non-redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock are convertible. The preferred stockholders were further entitled to the same dividends and distributions as the common stockholders.

In connection with the issuance of the Convertible Note (Note 6) 100 shares of Series A Preferred Stock, $0.001 par value, were issued to the note holder.

(c) Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010, which has been replaced by a stock incentive plan adopted in June 2015 (individually, the “2005 Plan”, the “2010 Plan”, and the “2015 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares, and the 2015 Plan was originally authorized to issue 4,641,040 shares, which amount is increased at the end of each year to represent 10% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, less 3,949,500 shares. Effective January 1, 2016, the 2015 Plan authorized shares automatically increased to 5,661,944 shares. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2015 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(c) Stock options (continued)

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool consists of 1% of the outstanding shares at the end of each year. The shares granted under the compensation pool program are issued under the 2015 Plan.

The following table represents service-based stock option activity during the three months ended March 31, 2016 and the year ended December 31, 2015:

	March 31, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding - beginning of period	1,375,000	$0.45	1,225,000	$0.55
Granted	-	$-	300,000	$0.45
Expired /Cancelled	-	$-	(150,000)	$-

Outstanding and exercisable – end of period	1,375,000	$0.45	1,375,000	$0.45

As at March 31, 2016 and December 31, 2015, the following stock options were outstanding:

	Exercise	March 31,	December 31,
Expiry Date	Price	2016	2015

October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	1,000,000

		1,375,000	1,375,000

The shares under option at March 31, 2016 had an intrinsic value of $nil (December 31, 2015 - $nil) and a weighted average remaining contractual life of 1.75 (December 31, 2015 - 3) years.

(d) Stock-based compensation

During the three months ended March 31, 2016, $8,972 (2015 - $48,919) was recognized as stock-based compensation for amortization of shares of common stock issuable upon the market performance of the Company’s stock. The remaining unamortized balance of $120,036 (2015 - $129,008) will be amortized through July 2019.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(e) Warrants

On March 16, 2016, the Company issued warrants to purchase 8,333,333 shares of Common Stock, in connection with the Convertible Note (Note 6). Each whole warrant is exercisable at $0.30 per share until March 16, 2019.

Stock purchase warrant activity for the period ended March 31, 2016 and the year ended December 31, 2015 is as follows:

	March 31, 2016		December 31, 2015
		Weighted		Weighted
	Number	Average	Number	Average
	of Warrants	Exercise Price	of Warrants	Exercise Price

Outstanding - beginning of year	35,362,585	$0.34	21,487,585	$0.55
Issued	8,333,333	0.30	13,875,000	0.35

Outstanding - end of year	43,695,918	$0.33	35,362,585	$0.34

As at March 31, 2016 and December 31, 2015, the following warrants were outstanding:

		March 16,	December 31,
Expiry Date	Exercise Price	2016	2015
April 30, 2016	$0.30	1,770,328	1,770,328
April 30, 2016	$0.30	910,534	910,534
April 30, 2016	$0.30	2,367,437	2,367,437
December 31, 2017	$0.30	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2018	$0.35	4,500,000	4,500,000
December 31, 2018	$0.35	5,625,000	5,625,000
December 31, 2018	$0.35	13,875,000	13,875,000
March 16, 2019	$0.30	8,333,333	-
		43,695,918	35,362,585

8.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 in outstanding options and 43,695,918 in outstanding warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Three months ended March 31, 2016
(Unaudited - Expressed in US dollars)

9.	COMMITMENTS

The Company entered into a lease agreement for office premises in China that commenced July 1, 2014 and expires June 30, 2021. The total lease payment pursuant to the agreement is $584,018, of which the remaining balance at March 31, 2016 is $396,297. If the Company terminates the lease prior to the end of the lease term, a deposit of $14,000 will not be returned.

The Company’s lease payments for office premises in China for the next five years are as follows:

2016	$62,573
2017	83,431
2018	83,431
2019	83,431
2020	83,431
$396,297

10.	SUBSEQUENT EVENTS

On April 30, 2016, warrants to purchase up to 5,048,299 shares of common stock of the Company at $0.30 per share expired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited interim consolidated condensed financial statements for the three months ended March 31, 2016 and accompanying notes to these financial statements (“financial statements”).

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

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. It would be the intention to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to research into the recovery of feldspar, which if successful would provide another potential income stream from the sale of feldspar to the glass and ceramics industries.

During the current year, we will look to advance our Cerro Blanco Project on several related fronts.  Firstly engineering activities will be ramped up to satisfy the requirements of a full feasibility study.  Secondly additional drilling will be carried out at Cerro Blanco, not only to increase the overall resource base, but to identify areas of high grade rutile mineralization which would provide quality process plant feed in the early years of production.  Thirdly, we, working with Nexo, will seek to obtain off-take agreements for industrial water, which can be made available for sale, from our desalination plant.  To that end discussions have already taken place with a number of interested parties whose water requirements could be met by our water project.  Whilst the production of industrial water is an integral part of the mining project, sales of surplus water to parties in the Huasco Valley could represent another potential income stream for the project.

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

Cerro Blanco

We are progressing in various stages of development on our Cerro Blanco project, which is our principal project. We have identified nine natural rutile prospects designated as the Las Carolinas, La Cantera, Eli, Chascones, Hororio’s Creek, Hippo Ear, Quartz Creek, Algodon and Bono prospects. The last five of these have only recently been located. We presently hold 58 registered mining exploration concessions and three exploration concessions over an area of approximately 14,791 hectares.

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

These two contracts were still in force at March 31, 2016.

Major Developments

Since December 31, 2015, we had the following major developments:

  On January 15, 2016, the Board of Directors of the Company approved holding of the 2016 Annual Shareholders’ Meeting on April 20, 2016 at the Company’s principle executive offices. The record date for the Annual meeting was set to March 15, 2016. The Annual Shareholders’ Meeting date later was postponed to July 8, 2016 and the new record date is May 31, 2016.

  Effective March 2, 2016, Mr. Wei Lu resigned as a director of the Board. Mr. Lu served on the Audit Committee, the Compensation Committee, and the Nomination Committee.

  Effective March 3, 2016 Mr. Howard Crosby resigned as a director of the Board. Mr. Crosby served on the Compensation Committee, and as a Chairman of the Nominating Committee.

  Effective March 4, 2016, Mr. Kin Wong resigned as Chief Executive Officer of the Company, but continued to serve as a non-executive Chairman of the Board until the Annual Shareholders’ Meeting. Mr. Mike Kurtanjek would serve as interim Chief Executive Officer until the Annual Shareholders’ Meeting.

  Effective March 4, the Board appointed Mr. Bobby E. Cooper and Mr. Andrew Sloop to fill in the vacancies created by the resignations of Messrs. Lu and Crosby.

  On March 11, 2016, we changed the record date for the Annual meeting from March 15, 2016 to March 18, 2016.

  On March 16, 2016, under the terms of the Loan Agreement dated and entered into on March 16, 2016 (the “Nexo Loan Agreement”) with Nexo WMTM Holdings, LLC (“Nexo”), we completed a debt funding for a total of $2,000,000, which was evidenced by a 7% Senior Convertible Promissory Note (the “Nexo Note”). The Nexo Note is convertible into shares of our Series A Preferred Stock at a rate of $0.12 per share. Under the terms of the Nexo Loan Agreement, we designated 19,000,100 shares of Series A preferred stock with a par value of $0.001 per share, of which 100 shares were issued at the date the Nexo Loan Agreement was executed. Each share of preferred stock is convertible into one common share at a conversion rate of $0.12 per share, subject to adjustments to the conversion ratio. We also issued three-year warrants to purchase up to 8,333,333 common shares of the Company at $0.30 per share (the “Nexo Warrants”). Finally, under the terms of the Nexo Loan Agreement, we entered into an Assignment of Development Rights with Nexo Water Ventures, LLC (“Nexo Water”), an affiliate of Nexo, relating to the proposed desalination plant to be constructed in connection with our Cerro Blanco mining project in Chile (the “Development Assignment Agreement”).

  On March 16, 2016, in connection with the signing of the Nexo Loan Agreement, the Board approved amendments to the Company's Bylaws to implement the voting rights of the Series A Preferred Stock.

  On April 3, 2016, Mr. Bobby Cooper resigned as a director of the Board. At the meeting of the Board of Directors held on April 4, 2016, Mr. Kevin Stulp was elected as a director of the Board to fill the vacancy created by the resignation of Mr. Cooper and Andrew Sloop was appointed as the nonexecutive Chairman of the Board of Directors of the Company. Also at the meeting of the Board of Directors held on April 4, 2016, the Board completed its reconstitution of the nominating and compensation committees.

Results of Operations

We recorded a net loss of $736,992 for the three months ended March 31, 2016 ($0.01 per weighted average common share outstanding) compared to a net loss of $1,182,514 ($0.01 per share) for the comparative interim period in 2015.

Compared to the three months ended March 31, 2015, our operation expenses for the current quarter decreased from $1.2 million to $0.7 million due to the changes in the following items:

  Advertising and promotion expense decreased from $92,689 to $11,903. During the first quarter of 2015, we engaged a marketing and consulting firm to increase potential investors’ awareness of the Company. No such activity for the same period this year.

  Consulting fees – directors and officers decreased 29% from $199,500 to $140,750 due to management pay cut. The fees will be further reduced in future period as we are going to pay a management fee to one officer.

  Traveling expense decreased 67% from $66,090 to $22,091 as a result of less management travelling activities during the current quarter.

  Bank charge and interest expense increased from $4,208 to $22,268 due to the interest accreted to the Convertible Note. Excluding the interest accretion expense, there was no significant changes in bank charge and interest expense during the period compared to the same period in 2015.

Exploration expense is still the largest single expense item in our operation. It decreased by half from $461,670 to $236,791 as we reduced geological works after we received the approval of the EIS. Most of the expense reduction was related to the EIS.

Due to the cash constrains, there was no spending on research and development during the three months ended March 31, 2016.

Loss before other items for the current three-month period was $741,335, as compared to $1,178,188 for the comparative period in 2015.

Gain on derivative liability of $8,070 comprises of a change in value of the conversion component of the notes payable.

Liquidity and Cash Flows

As of March 31, 2016, we had a working capital of $1,760,578 (December 31, 2015: $460,651), including $2,016,463 of cash (December 31, 2015: $396,878).

Cash used in operating activities was $380,415 for the three months ended March 31, 2016, compared to $964,981 for the comparative interim period in 2015. We had no investing activities for the three months ended March 31, 2016 (2015: $59).

We raised $2,000,000 from financing activities during the current three-month period by issuing a Convertible Note. During the three months ended March 31, 2015, we raised $350,000 from issuing Common Stock. The proceeds received will be used to support our operating activities during the year.

We anticipate that we will need to raise additional funds of $1,500,000 to $2,000,000 to fulfill our commitments stipulated in the EIS as well as finance the necessary corporate general and administrative expenses in 2016. If we are able to raise additional $8,000,000, we will complete work necessary for the Bankable Feasibility Study (the “BFS”). For 2016, we prepared a flexible annual operating budget open to adjustment depending on our ability to raise capital and the overall Titanium Dioxide market conditions.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2016 for broader discussion on risk factors.

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

White Mountain Titanium Corporation

Date: May 16, 2016	By	/s/ Michael Kurtanjek
Michael Kurtanjek, Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2016	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)