Form 10-Q
period 2016-06-30
WHITE MOUNTAIN TITANIUM CORP
filed 2016-08-15
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes [   ]     No [X]

96,114,442 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at August 15, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Balance Sheets
(Expressed in US dollars)

As at	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current
Cash	$1,157,252	$396,878
Prepaid expenses	94,785	196,924
Receivables	26,456	2,203
Total Current Assets	1,278,493	596,005
Property and Equipment (Note 4)	250,821	286,416
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$2,181,264	$1,534,371

Current Liabilities
Accounts payable and accrued liabilities	$131,445	$135,354

Long Term Liabilities
Convertible Note (Note 6)	881,986	-
Derivative Liability (Note 6)	798,338	-
Total Long Term Liabilities	1,680,324	-

Total Liabilities	1,811,769	135,354

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7) 100,000,000 shares authorized 100 (2015 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7) 500,000,000 shares authorized 96,114,442 (2015 – 96,114,442) shares issued and outstanding	61,476,228	61,052,678

Accumulated Deficit	(61,106,733)	(59,653,661)

Total Stockholders’ Equity	369,495	1,399,017

Total Liabilities and Stockholders’ Equity	$2,181,264	$1,534,371

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Operations
(Unaudited - Expressed in US dollars)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expenses
Advertising and promotion	$15,005	$152,657	$26,908	$245,346
Amortization	18,032	20,707	35,595	41,398
Bank charges and interest	119,979	5,365	141,173	9,573
Consulting fees	111,690	184,928	183,708	239,136
Consulting fees – directors and officers	88,250	393,127	229,000	592,627
Exploration (Note 5)	186,932	216,395	423,723	678,065
Filing fees	7,094	9,390	15,077	17,952
Insurance	19,619	11,800	30,294	20,908
Investor relations	-	5,755	286	32,393
Licenses and taxes, net	6,758	2,035	6,758	2,177
Management fees	8,975	75,525	17,950	124,445
Office	14,320	16,141	37,427	32,492
Professional fees	61,166	104,288	163,646	193,152
Rent	52,895	55,842	96,636	110,350
Staff salaries and benefits	17,390	16,248	35,013	35,846
Telephone	6,073	7,445	8,460	12,618
Transfer agent fees	4,913	1,983	5,607	3,247
Travel and vehicle	27,583	56,442	49,674	122,531

Loss Before Other Items	(766,674)	(1,336,073)	(1,506,935)	(2,514,256)
Gain on Derivative Liability (Note 6)	39,401	-	47,471	-

Foreign Exchange	10,120	(71,989)	6,392	(76,318)
Interest Income	-	-	-	-

Net Loss and Comprehensive Loss for Period	(717,153)	(1,408,062)	(1,453,072)	(2,590,574)

Basic and Diluted Loss Per Common Share (Note 8)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted Average Number of Shares of Common Stock Outstanding	96,114,442	90,654,018	96,114,442	88,389,508

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Interim Stockholders’ Equity
(Unaudited - Expressed in US dollars)

		Common Stock
		and Paid-In			Total
	Shares of	Capital	Shares of		Stockholders’
	Common	In Excess of Par	Preferred	Accumulated	Equity
	Stock	Value	Stock	Deficit

Balance, December 31, 2015	96,114,442	$61,052,678	-	$(59,653,661)	$1,399,017
Stock-based compensation (Note 7(d))	-	17,950	-	-	17,950
Preferred shares issued (Note 6)	-	-	100	-	-
Equity component of convertible note (Note 6)	-	405,600	-	-	405,600
Net loss for the period	-	-	-	(1,453,072)	(1,453,072)
Balance, June 30, 2016	96,114,442	$61,476,228	100	$(61,106,733)	$369,495

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Six months ended June 30,
	2016	2015
Operating Activities
Net loss for period	$(1,453,072)	$(2,590,574)
Items not involving cash
Amortization	35,595	41,398
Stock-based compensation	17,950	442,295
Common stock issued for services	-	135,000
Interest accretion on convertible note	133,395	-
Gain on derivative liability	(47,471)	-
Changes in non-cash working capital
Prepaid expenses	102,138	(180,164)
Receivables	(24,253)	195
Accounts payable and accrued liabilities	(3,908)	(103,859)
Cash Used in Operating Activities	(1,239,626)	(2,255,709)

Investing Activities
Additions to property and equipment	-	(1,025)
Cash Used in Investing Activities	-	(1,025)

Financing Activities
Cash received from issuance of convertible note	2,000,000	-
Issuance of common stock for cash	-	3,129,500
Cash Provided by Financing Activities	2,000,000	3,129,500

Inflow (outflow) of Cash	760,374	872,766
Cash, Beginning of Period	396,878	949,806
Cash, End of Period	$1,157,252	$1,822,572

Supplemental Cash Flow Information
Income tax paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
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

The accompanying condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2016 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015, Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) on March 28, 2016. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2015 filed as part of the Company’s December 31, 2015 Annual Report on Form 10-K. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

These condensed consolidated interim financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $61,106,733 at June 30, 2016 (December 31, 2015 - $59,653,661), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

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

The following accounting pronouncements were adopted by the Company:

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

During the period, the Company adopted update No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidated Analysis. The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

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

During the current year, the Company adopted FASB Update No. 2014-12—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). The adoption of this standard had no effects on the Company’s condensed consolidated interim financial statements.

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

In August 2014, the FASB issued Update No. 2014-15—Presentation of Financial Statements— Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in the Update provide guidance on management’s responsibility to disclose conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern. The Update requires management also to discuss plans to mitigate the conditions or events and if the plans will alleviate the substantial doubt by considering the probability of implementation of the plans and mitigation effect of the plans. The new requirements are effective for annual periods ending after December 15, 2016. The adoption of this standard is not expected to have significant effects on the Company’s condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The core principle of the standard is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company will be required to adopt the new standard in the first quarter of 2019. The Company is currently evaluating the impact this new standard will have on its financial statements.

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

The following table summarizes the fair value by level at June 30, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash	$1,157,252	$-	$-	$1,157,252
Derivative Instruments	$-	$798,338	$-	$798,338

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$396,878	$-	$-	$396,878

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

(b)	Credit risk:

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk by maintaining its cash with high credit quality US, Chilean and Chinese financial institutions.

(c)	Liquidity risk:

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at June 30, 2016 and December 31, 2015 totaled $1,157,252 and $396,878, respectively. At June 30, 2016 and December 31, 2015, the Company had accounts payable and accrued liabilities of $131,445, and $135,354, respectively, all of which fall due in the next fiscal quarter. The Company has a Convertible Note for principal amount of $2,000,000 which is due on March 16, 2018.

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

The convertible notes have a fixed rate of 7% (note 6) the Company is not exposed to interest cash-flow risk as fluctuations on market rates do not impact the Company’s cash-flows.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Chilean pesos (“CLP”), Chinese yuan (“RMB”), and Hong Kong dollars (“HKD”)). As at June 30, 2016, the Company has net monetary liabilities of $26,976 (December 31, 2015 - net monetary liabilities of $44,693) denominated in CLP, net monetary assets of $1,413 (December 31, 2015 - $7,678) denominated in HKD, and net monetary assets of $39,148 (December 31, 2015 - $152,095) denominated in RMB.

As at June 30, 2016, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CLP, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

4.	PROPERTY AND EQUIPMENT

	June 30, 2016
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	124,924	4,515
Office furniture and fixtures	175,048	96,687	78,361
Office equipment	33,574	25,136	8,438
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	141,279	12,871

	$715,395	$464,574	$250,821

	December 31, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	117,590	11,849
Office furniture and fixtures	175,048	81,779	93,269
Office equipment	33,574	22,818	10,756
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	130,244	23,906

	$715,395	$428,979	$286,416

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
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

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

Exploration expenditures incurred by the Company during the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015

Assaying	$-	$1,123
Concession fees	76,620	72,330
Environmental	-	248,507
Equipment rental	4,247	6,383
Geological consulting fees	24,433	33,371
Site costs	314,024	296,719
Transportation	4,399	19,632

Exploration expenditures for period	$423,723	$678,065

6.	NOTES PAYABLE

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

The Convertible Note is convertible into shares of the Company’s Series A Preferred Stock (“Series A Shares”) at the rate of $0.12 per share, par value of $0.001 per share. Except for the right to elect one director, the Series A Shares have the same voting rights as Common Stockholders and are convertible into Common Stock at conversion price of $0.12 per share. The Convertible Note will automatically convert into Series A Preferred Stock if the Company successfully raises an additional $8,000,000, the proceeds of which are allocated for certain qualified milestones relating to the Cerro Blanco project, or if the Company secures a water off-take agreement for its proposed desalination plant with volume and price components that are mutually satisfactory to both the Company and the lender. In addition, the Company issued to the lender 100 shares of Series A Preferred Stock with a $0.001 par value and warrants to purchase 8,333,333 shares of Common Stock at price of $0.30 per share until March 16, 2019. An amount of $12 was recognized for the preferred share issuance which has been recognized as a derivative liability.

In the event of default, the interest rate increases to 25% per annum. Subject to certain exceptions, the Convertible Note is senior to any other indebtedness of the Company.

The fair value of the liability component was determined using present value of expected cash-flows. The conversion component of the Convertible Note was classified as a derivative liability. The estimated fair value of the derivative liability component was valued using the Black-Scholes option model using the following assumptions: volatility of 145.14%, expected term of 2 years, discount rate of 1.13% and dividend yield of 0%. The warrants were classified as equity and were recorded as additional paid in capital at their estimated fair value using the Black-Scholes option model using the following assumptions: volatility of 131.93%, expected term of 3 years, discount rate of 1.13% and dividend yield of 0%.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

Based on the valuation of the instruments, the proportionate allocation of fair values of the Convertible Note on initial recognition was allocated to the debt component as $748,591, the derivative liability component as $845,809 and the warrants component as $405,600.

The derivative component was further revalued at June 30, 2016 resulting in a gain on derivative liability of $47,471 and an ending balance of $798,338. The derivative liability component was revalued using the following assumptions: volatility of 147.71%, expected term of 1.71 years, discount rate of 1.13% and dividend yield of 0%.

$133,395 of accretion expense was recognized using the effective interest rate during the six months ended June 30, 2016. The debt component as at June 30, 2016 is $881,986.

7.	CAPITAL STOCK

(a) Common stock

During the six months ended June 30, 2016, no common stock was issued.

(b) Preferred stock

During the period ended June 30, 2016, the Company designated 19,000,100 shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock is convertible into one common share at any time at the holder’s option, at a conversion of $0.12 per share subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or reprised, or any preferred shares issued after the issuance of these preferred shares.

The preferred stock is unlisted, non-retractable and non-redeemable. The preferred stockholders were entitled to the number of votes equal to the number of whole shares of common stock into which the preferred stock is convertible. The preferred stockholders are further entitled to the same dividends and distributions as the common stockholders.

In connection with the issuance of the Convertible Note (Note 6), 100 shares of Series A Preferred Stock, $0.001 par value, were issued to the note holder.

(c) Stock options

The Company has a stock option plan, adopted in 2005, and a stock option/stock issuance plan, adopted in 2010, which has been replaced by a stock incentive plan adopted in June 2015 (individually, the “2005 Plan”, the “2010 Plan”, and the “2015 Plan”, respectively, and, collectively, the “Plans”). Under the Plans, the Company is authorized to grant options to executive officers and directors, employees and consultants of the Company. The 2005 Plan was originally authorized to grant 3,140,000 shares, and the 2015 Plan was originally authorized to grant 4,641,040 shares, which amount is increased at the end of each year to represent 10% of the total number of shares of Common Stock outstanding on the last trading day in December of the immediately preceding calendar year, less 3,949,500 shares. Effective January 1, 2016, the 2015 Plan authorized shares automatically increased to 5,661,944 shares. The terms of any stock options granted under the 2005 Plan may not exceed five years and the exercise price of any stock option granted may not be discounted below the maximum discount permitted under the policies of the Toronto Stock Exchange. The terms of any stock options granted under the 2015 Plan may not exceed ten years and the exercise price of any stock option plan is fixed by the plan administrator.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(c) Stock options (continued)

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool consists of 1% of the outstanding shares at the end of each year. The shares granted under the compensation pool program are issued under the 2015 Plan.

The following table represents service-based stock option activity during the six months ended June 30, 2016 and the year ended December 31, 2015:

	June 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding - beginning of period	1,375,000	$0.45	1,225,000	$0.55
Granted	-	$-	300,000	$0.45
Expired /Cancelled	-	$-	(150,000)	$-

Outstanding and exercisable – end of period	1,375,000	$0.45	1,375,000	$0.45

As at June 30, 2016 and December 31, 2015, the following stock options were outstanding:

	Exercise	June 30,	December 31,
Expiry Date	Price	2016	2015

October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	1,000,000	1,000,000
		1,375,000	1,375,000

The shares under option at June 30, 2016 had an intrinsic value of $nil (December 31, 2015 - $nil) and a weighted average remaining contractual life of 1.41 (December 31, 2015 – 1.94) years.

(d) Stock-based compensation

During the six months ended June 30, 2016, $17,950 (2015 - $48,919) was recognized as stock-based compensation for amortization of shares of common stock issuable upon the market performance of the Company’s stock. The remaining unamortized balance of $93,104 (2015 - $166,929) will be amortized through July 2019.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(e) Warrants

On March 16, 2016, the Company issued warrants to purchase 8,333,333 shares of Common Stock, in connection with the Convertible Note (Note 6). Each whole warrant is exercisable at $0.30 per share until March 16, 2019.

Stock purchase warrant activity for the period ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	June 30, 2016		December 31, 2015
		Weighted		Weighted
	Number	Average	Number	Average
	of Warrants	Exercise Price	of Warrants	Exercise Price

Outstanding - beginning of year	35,362,585	$0.34	21,487,585	$0.55
Issued	8,333,333	0.30	13,875,000	0.35
Expired	(5,048,299)	0.30	-
Outstanding	38,647,619	$0.34	35,362,585	$0.34

As at June 30, 2016 and December 31, 2015, the following warrants were outstanding:

		June 30,	December 31,
Expiry Date	Exercise Price	2016	2015
April 30, 2016	$0.30	-	1,770,328
April 30, 2016	$0.30	-	910,534
April 30, 2016	$0.30	-	2,367,437
December 31, 2017	$0.30	5,714,286	5,714,286
December 31, 2017	$0.65	600,000	600,000
December 31, 2018	$0.35	4,500,000	4,500,000
December 31, 2018	$0.35	5,625,000	5,625,000
December 31, 2018	$0.35	13,875,000	13,875,000
March 16, 2019	$0.30	8,333,333	-
		38,647,619	35,362,585

8.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 1,375,000 in outstanding options and 38,647,619 in outstanding warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Six months ended June 30, 2016
(Unaudited - Expressed in US dollars)

9.	COMMITMENTS

The Company entered into a lease agreement for office premises in China that commenced July 1, 2014 and expires June 30, 2021. The total lease payment pursuant to the agreement is $584,018, of which the remaining balance at June 30, 2016 is $375,440. In June 2016, the Company reached an agreement with the landlord to terminate the lease on August 2, 2016 with a loss of a deposit of $14,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited interim consolidated condensed financial statements for the six months ended June 30, 2016 and accompanying notes to these financial statements (“financial statements”).

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

Overview

We are a mineral exploration company engaged in the search for mineral deposits or reserves which could be economically and legally extracted or recovered. We hold mining concessions covering two rutile properties located in the Atacama region (Region III) of northern Chile, namely Cerro Blanco and La Martina.

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

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. Our principal objectives are to advance the Cerro Blanco project towards a final engineering feasibility, to secure off-take agreements for the planned rutile concentrate output, and to secure funding or other arrangements to place the project into production, if warranted. We intend to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to research into the recovery of feldspar, which, if successful, would provide another potential income stream from the sale of feldspar to the glass and ceramics industries.

During the current year, we will look to advance our Cerro Blanco Project on several related fronts. Firstly engineering activities will be ramped up to satisfy the requirements of a full feasibility study. Secondly additional drilling will be carried out at Cerro Blanco, not only to increase the overall resource base, but to identify areas of high grade rutile mineralization which would provide quality process plant feed in the early years of production. Thirdly, we, working with Nexo WMTM Holdings, LLC (“Nexo”), will seek to obtain off-take agreements for industrial water, which can be made available for sale, from our desalination plant. To that end, discussions have already taken place with a number of interested parties whose water requirements could be met by our water project. Whilst the production of industrial water is an integral part of the mining project, sales of surplus water to parties in the Huasco Valley could represent another potential income stream for the project.

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

Off-Take Agreements

We currently have two definitive off-take agreements in place:

•

During 2011, we entered into our first off-take agreement with a major international pigment producer whereby that producer has agreed to purchase 25,000 tonnes per annum of our standard grade, natural rutile concentrate at $1,200 per tonne FOB port. Although deliveries did not commence by September, 2014, the contract remains in place. The term of the agreement may be extended by mutual agreement.

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

These two contracts were still in force at June 30, 2016.

Major Developments

Since December 31, 2015, we had the following major developments:

•	Effective March 2, 2016, Mr. Wei Lu resigned as a director of the Board. Mr. Lu served on the Audit Committee, the Compensation Committee, and the Nomination Committee.

•	Effective March 3, 2016 Mr. Howard Crosby resigned as a director of the Board. Mr. Crosby served on the Compensation Committee, and as a Chairman of the Nominating Committee.

•

Effective March 4, 2016, Mr. Kin Wong resigned as Chief Executive Officer of the Company, but continued to serve as a non-executive Chairman of the Board until the Annual Shareholders’ Meeting. Mr. Mike Kurtanjek serves as interim Chief Executive Officer.

•	Effective March 4, 2016, the Board appointed Mr. Bobby E. Cooper and Mr. Andrew Sloop to fill in the vacancies created by the resignations of Messrs. Lu and Crosby.

•

On March 16, 2016, under the terms of the Loan Agreement dated and entered into on March 16, 2016 (the “Nexo Loan Agreement”) with Nexo WMTM Holdings, LLC (“Nexo”), we completed a debt funding for a total of $2,000,000, which was evidenced by a 7% Senior Convertible Promissory Note (the “Nexo Note”). The Nexo Note is convertible into shares of our Series A Preferred Stock at a rate of $0.12 per share. Under the terms of the Nexo Loan Agreement, we designated 19,000,100 shares of Series A preferred stock with a par value of $0.001 per share, of which 100 shares were issued at the date the Nexo Loan Agreement was executed. Each share of Series A preferred stock is convertible into one common share at a conversion rate of $0.12 per share, subject to adjustments to the conversion ratio. We also issued three-year warrants to purchase up to 8,333,333 common shares of the Company at $0.30 per share (the “Nexo Warrants”). Finally, under the terms of the Nexo Loan Agreement, we entered into an Assignment of Development Rights with Nexo Water Ventures, LLC (“Nexo Water”), an affiliate of Nexo, relating to the proposed desalination plant to be constructed in connection with our Cerro Blanco mining project in Chile (the “Development Assignment Agreement”).

•	On March 16, 2016, in connection with the signing of the Nexo Loan Agreement, the Board approved amendments to our Bylaws to implement the voting rights of the Series A Preferred Stock.

•

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

•	On July 8, 2016, we held the 2016 Annual Shareholders’ Meeting where we elected directors and approved other proposals. Five directors were elected to form a new Board.

•

Prior to the Annual Shareholders’ Meeting, our Board decided to close our China office to conserve cash. As a result, our China office kicked off the process by moving to a smaller space and laying off work force. In the meanwhile, our new Board will reassess if we still have needs to keep an office in China and evaluate options to operate with significant cost cut.

Results of Operations

We recorded a net loss of $717,153 and $1,453,072 for the three months and six months ended June 30, 2016 ($0.01 and $0.02 per weighted average common share outstanding) compared to a net loss of $1,408,062 and $2,590,574 ($0.02 and $0.03 per share) for the comparative interim periods in 2015.

Compared to the six months ended June 30, 2015, our operation expenses for the current comparative period decreased from $2.5 million to $1.5 million due to the changes in the following items:

•

Advertising and promotion expense decreased from $245,346 to $26,908. During the first two quarters of 2015, we engaged a marketing and consulting firm to increase potential investors’ awareness of the Company. No such activity for the same period this year.

•	Consulting fees – directors and officers fees decreased 61% from $229,000 to $592,627 due to management pay cut and smaller size of management team.

•	Equity based management fees decreased from $124,445 to $17,950 as no new equity based compensation paid to management, an 86% decrease.

•	Traveling expense decreased 59% from $122,531 to $49,674 as a result of less management traveling activities during the current quarter.

•

Bank charge and interest expense increased from $9,573 to $141,173 due to issuance of convertible notes and the interest accreted to the Convertible Note. Excluding the interest accretion expense, there were no significant changes in bank charge and interest expense during the period compared to the same period in 2015.

Gain on derivative liability of $47,471 comprises of a change in value of the conversion component of the convertible notes issued during the first quarter of 2016.

Exploration expense is still the largest single expense item in our operation. It decreased by 38% from $678,065 to $423,723 as we reduced geological work after we received the approval of the EIS.

Due to cash constrains, there was no spending on research and development during the six months ended June 30, 2016.

Loss before other items for the current six-month period was $1,506,935 as compared to $2,514,256 for the comparative period in 2015.

Liquidity and Cash Flows

As of June 30, 2016, we had working capital of $1,147,048 (December 31, 2015: $460,651), including $1,157,252 of cash (December 31, 2015: $396,878).

Cash used in operating activities was $1,239,626 for the six months ended June 30, 2016, compared to $2,255,709 for the comparative interim period in 2015. We had no investing activities for the six months ended June 30, 2016 (2015: $1,025).

We raised $2,000,000 from financing activities during the current six-month period by issuing a Convertible Note. During the six months ended June 30, 2015, we raised $3,129,500 from issuing Common Stock. The proceeds received will be used to support our operating activities during the year.

We anticipate that we will need to raise additional funds of $1,500,000 to $2,000,000 to fulfill our commitments stipulated in the EIS as well as finance the necessary corporate general and administrative expenses in 2016. If we are able to raise an additional $8,000,000, we will complete work necessary for the Bankable Feasibility Study. For 2016, we prepared a flexible annual operating budget open to adjustment depending on our ability to raise capital and the overall Titanium Dioxide market conditions.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2016 for broader discussion on risk factors.

Item 6. Exhibits

SEC Ref. No.	Title of Document
10.1	Termination Agreement dated December 21, 2015, with Crosby Enterprises, Inc.
31.1	Rule 13a-14(a) Certification by Principal Executive Officer
31.2	Rule 13a-14(a) Certification by Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

White Mountain Titanium Corporation

Date: August 15, 2016	By	/s/ Michael Kurtanjek
Michael Kurtanjek, Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)