Form 10-Q
period 2016-09-30
WHITE MOUNTAIN TITANIUM CORP
filed 2016-11-21
CIK 1284766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from____________ to____________

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
Yes [   ]     No [X]

96,114,442 shares of the issuer’s common stock, $.001 par value, were issued and outstanding at November 21, 2016.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Balance Sheets
(Expressed in US dollars)

As at	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
Assets
Current
Cash	$677,985	$396,878
Prepaid expenses	51,147	196,924
Receivables	106,507	2,203
Total Current Assets	835,639	596,005
Property and Equipment (Note 4)	168,506	286,416
Mineral Properties (Note 5)	651,950	651,950

Total Assets	$1,656,095	$1,534,371

Current Liabilities

Accounts payable and accrued liabilities	$171,256	$135,354
Long Term Liabilities
Convertible Note (Note 6)	1,014,167	-
Derivative Liability (Note 6)	676,251	-
Total Long Term Liabilities	1,690,418	-

Total Liabilities	1,861,674	135,354

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7)
100,000,000 shares authorized 100 (2015 – Nil) shares issued and outstanding	-	-
Common Stock and Paid-in Capital in Excess of $0.001 Par Value (note 7)
500,000,000 shares authorized 96,114,442 (2015 – 96,114,442) shares issued and outstanding	61,587,285	61,052,678

Accumulated Deficit	(61,792,864)	(59,653,661)

Total Stockholders’ Equity (Deficit)	(205,579)	1,399,017

Total Liabilities and Stockholders’ Equity (Deficit)	$1,656,095	$1,534,371

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
(Unaudited - Expressed in US dollars)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expenses
Advertising and promotion	$4,832	$30,291	$31,740	$275,637
Amortization	18,413	19,497	54,008	60,894
Bank charges and interest	137,896	3,664	279,069	13,237
Consulting fees	(50,152)	227,679	133,556	466,815
Consulting fees – directors and officers	49,250	201,500	278,250	794,127
Exploration (Note 5)	220,094	108,539	643,817	786,604
Filing fees	1,715	2,557	16,792	20,509
Insurance	19,899	7,857	50,193	28,765
Investor relations	-	680	286	33,073
Licenses and taxes, net	54	231	6,812	2,408
Management fees	111,057	9,074	129,007	133,519
Office	16,776	14,969	54,203	47,465
Professional fees	98,695	79,703	262,341	272,856
Rent	52,825	52,932	149,461	163,282
Staff salaries and benefits	11,830	22,676	46,843	58,522
Telephone	3,650	7,434	12,110	20,052
Transfer agent fees	8,290	1,340	13,897	4,587
Travel and vehicle	32,300	65,852	81,974	188,383

Loss Before Other Items	(737,424)	(856,475)	(2,244,359)	(3,370,735)
Gain on Derivative Liability (Note 6)	122,087	-	169,558	-

Foreign Exchange	(5,936)	35,185	456	(41,267)
Interest Income	-	68	-	67
Loss on Disposal of Assets	(64,858)	-	(64,858)	-

Net Loss and Comprehensive Loss for Period	(686,131)	(821,222)	(2,139,203)	(3,411,936)

Basic and Diluted Loss Per Common Share (Note 8)	$(0.01)	$(0.01)	$(0.02)	$(0.04)
Weighted Average Number of Shares of Common Stock Outstanding	96,114,442	94,508,653	96,114,442	90,451,637

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Statements of Interim Stockholders’ Equity (Deficit)
(Unaudited - Expressed in US dollars)

		Common Stock
		and Paid-In				Total
	Shares of	Capital	Shares of			Stockholders’
	Common	In Excess of Par	Preferred	Accumulated		Equity
	Stock	Value	Stock	Deficit		(Deficit)

Balance, December 31, 2015	96,114,442	$61,052,678	-	$(59,653,661	) $	1,399,017
Stock-based compensation (Note 7(d))	-	129,007	-	-		129,007
Preferred shares issued (Note 6)	-	-	100	-		-
Equity component of convertible note (Note 6)	-	405,600	-	-		405,600
Net loss for the period	-	-	-	(2,139,203)		(2,139,203)

Balance, September 30, 2016	96,114,442	$61,587,285	100	$(61,792,864)		$(205,579)

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
(Unaudited - Expressed in US dollars)

	Nine months ended September 30,
	2016	2015
Operating Activities
Net loss for period	$(2,139,203)	$(3,411,936)
Items not involving cash
Amortization	54,008	60,894
Stock-based compensation	129,007	451,369
Common stock issued for services	-	135,000
Interest accretion on convertible note	265,576	-
Loss on disposal of assets	64,858
Gain on derivative liability	(169,558)	-
Changes in non-cash working capital
Prepaid expenses	145,777	(148,749)
Receivables	(104,304)	20,811
Accounts payable and accrued liabilities	35,902	(90,090)
Cash Used in Operating Activities	(1,717,937)	(2,982,701)

Investing Activities
Additions to property and equipment	(956)	(1,025)
Cash Used in Investing Activities	(956)	(1,025)

Financing Activities
Cash received from issuance of convertible note	2,000,000	-
Issuance of common stock for cash	-	3,255,000
Cash Provided by Financing Activities	2,000,000	3,255,000

Inflow (outflow) of Cash	281,107	271,274
Cash, Beginning of Period	396,878	949,806
Cash, End of Period	$677,985	$1,221,080

Supplemental Cash Flow Information
Income tax paid	$-	$-
Interest paid	$-	$-

See notes to the unaudited condensed consolidated interim financial statements.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
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

The accompanying condensed consolidated interim financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for the period then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States (“US”) accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted. These unaudited condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s December 31, 2015, Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) on March 28, 2016. The organization and business of the Company, accounting policies followed by the Company, other than the recently adopted accounting pronouncements discussed below and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended December 31, 2015 filed as part of the Company’s December 31, 2015 Annual Report on Form 10-K. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

These condensed consolidated interim financial statements have been prepared by management on the basis of US GAAP applicable to a going concern, which assumes the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has an accumulated deficit of $61,792,864 at September 30, 2016 (December 31, 2015 - $59,653,661), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its exploration and development activities on the Cerro Blanco property. Management intends to raise additional capital through stock issuance to finance operations. However, there is no assurance that management will be successful in its future financing activities.

2.	SIGNIFICANT ACCOUNTING POLICIES

Convertible debentures

Convertible debentures and warrants are bifurcated between debt component and equity component based on the relative fair values of the debt and warrants. The conversion component of the debt component is then fair valued and accounted for as an additional discount to the debt component and is then treated as a derivative liability and fair valued every balance sheet date. The resulting discount to the debt component is amortized over the term of the debt using the effective interest rate method.

The following accounting pronouncements were adopted by the Company:

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
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

The following accounting pronouncements will become effective in future periods:

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
Nine months ended September 30, 2016
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

The following table summarizes the fair value by level at September 30, 2016 and December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash	$677,985	$-	$-	$677,985
Derivative Instruments	$-	$676,251	$-	$676,251

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash	$396,878	$-	$-	$396,878

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

(b)	Credit risk:

Credit risk is the risk that a counterparty to a financial instrument will fail to discharge its contractual obligations.

The Company mitigates credit risk by maintaining its cash with high credit quality US, Chilean and Chinese financial institutions.

(c)	Liquidity risk:

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at September 30, 2016 and December 31, 2015 totaled $677,985 and $396,878, respectively. At September 30, 2016 and December 31, 2015, the Company had accounts payable and accrued liabilities of $171,256, and $135,354, respectively, all of which fall due in the next fiscal quarter. The Company has a Convertible Note for principal amount of $2,000,000 which is due on March 16, 2018 (Note 6).

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

The convertible notes have a fixed rate of 7% (note 6). The Company is not exposed to interest cash-flow risk as fluctuations on market rates do not impact the Company’s cash-flows.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

3.	FINANCIAL INSTRUMENTS AND RISKS (continued)

(ii)	Foreign currency risk

The Company is exposed to foreign currency risk to the extent expenditures incurred or funds received and balances maintained by the Company are denominated in currencies other than the US dollar (primarily Chilean pesos (“CLP”), Chinese yuan (“RMB”), and Hong Kong dollars (“HKD”)). As at September 30, 2016, the Company has net monetary liabilities of $9,454 (December 31, 2015 - net monetary liabilities of $44,693) denominated in CLP, net monetary assets of $1,100 (December 31, 2015 - $7,678) denominated in HKD, and net monetary assets of $77,204 (December 31, 2015 - $152,095) denominated in RMB. As at September 30, 2016, the Company’s sensitivity analysis suggests that a change in the absolute rate of exchange in CLP, RMB and HKD by 10% will not have a material effect on the Company’s business, financial condition and results of operations.

The Company has not entered into any foreign currency contracts to mitigate this risk.

(iii)	Other price risk

Other price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or foreign currency risk. The Company is not exposed to other price risk.

4.	PROPERTY AND EQUIPMENT

	September 30, 2016
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	128,790	649
Office furniture and fixtures	69,621	63,608	6,013
Office equipment	33,574	26,358	7,216
Computer equipment	7,553	7,553	-
Computer software	69,175	68,995	180
Field equipment	154,926	147,114	7,812

	$610,924	$442,418	$168,506

	December 31, 2015
		Accumulated
	Cost	Amortization	Net
Land held for future development	$146,636	$-	$146,636
Vehicles	129,439	117,590	11,849
Office furniture and fixtures	175,048	81,779	93,269
Office equipment	33,574	22,818	10,756
Computer equipment	7,553	7,553	-
Computer software	68,995	68,995	-
Field equipment	154,150	130,244	23,906

	$715,395	$428,979	$286,416

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
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

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

Exploration expenditures incurred by the Company during the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015

Assaying	$690	$-
Concession fees	87,269	76,612
Environmental	-	241,356
Equipment rental	6,523	9,409
Geological consulting fees	98,871	35,790
Site costs	444,042	402,889
Transportation	6,422	20,548

Exploration expenditures for period	$643,817	$786,604

6.	NOTES PAYABLE

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
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

Based on the valuation of the instruments, the proportionate allocation of fair values of the Convertible Note on initial recognition was allocated to the debt component as $748,591, the derivative liability component as $845,809 and the warrants component as $405,600.

The derivative component was further revalued at September 30, 2016 resulting in a gain on derivative liability of $169,558 and an ending balance of $676,251. The derivative liability component was revalued using the following assumptions: volatility of 161.54%, expected term of 1.46 years, discount rate of 1.13% and dividend yield of 0%.

$265,576 of accretion expense was recognized using the effective interest rate method during the nine months ended September 30, 2016. The debt component as at September 30, 2016 is $1,014,167.

7.	CAPITAL STOCK

(a)	Common stock

During the nine months ended September 30, 2016, no common stock was issued.

(b)	Preferred stock

During the period ended September 30, 2016, the Company designated 19,000,100 shares of Series A preferred stock with a par value of $0.001 per share. Each share of preferred stock is convertible into one common share at any time at the holder’s option, at a conversion of $0.12 per share subject to the adjustments to the conversion ratio. The adjustment to the conversion price of these preferred shares is based on the lowest of the share price of any common shares issued, the exercise price of any options granted or repriced, or any common shares issued after the issuance of these preferred shares.

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
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(c)	Stock options (continued)

The Company originally also adopted a management compensation pool for the benefit of officers, directors and employees of the Company. The pool consists of 1% of the outstanding shares at the end of each year. The shares granted under the compensation pool program are issued under the 2015 Plan.

The following table represents service-based stock option activity during the nine months ended September 30, 2016 and the year ended December 31, 2015:

	September 30, 2016		December 31, 2015
	Number of	Weighted Average	Number of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding - beginning of period	1,375,000	$0.45	1,225,000	$0.55
Granted	-	$-	300,000	$0.45
Expired /Cancelled	(700,000)	$0.45-	(150,000)	$1.30-

Outstanding and exercisable – end of period	675,000	$0.45	1,375,000	$0.45

As at September 30, 2016 and December 31, 2015, the following stock options were outstanding:

	Exercise	September 30,	December 31,
Expiry Date	Price	2016	2015

October 2, 2017	$0.45	375,000	375,000
December 31, 2017	$0.45	300,000	1,000,000
		675,000	1,375,000

The shares under option at September 30, 2016 had an intrinsic value of $nil (December 31, 2015 - $nil) and a weighted average remaining contractual life of 1.12 (December 31, 2015 – 1.94) years.

(d)	Stock-based compensation

During the nine months ended September 30, 2016, $129,007 (2015 - $451,369) was recognized as stock-based compensation for shares of common stock issuable upon the market performance of the Company’s stock.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

7.	CAPITAL STOCK (continued)

(e)	Warrants

On March 16, 2016, the Company issued warrants to purchase 8,333,333 shares of Common Stock, in connection with the issuance of Convertible Promissory Note (Note 6). Each whole warrant is exercisable at $0.30 per share until March 16, 2019.

Stock purchase warrant activity for the period ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	September 30, 2016		December 31, 2015
	Number	Weighted	Number	Weighted
	of Warrants	Average	of Warrants	Average
		Exercise Price		Exercise Price

Outstanding - beginning of year	35,362,585	$0.34	21,487,585	$0.55
Issued	8,333,333	0.30	13,875,000	0.35
Expired	(5,048,299)	0.30	-
Outstanding	38,647,619	$0.34	35,362,585	$0.34

As at September 30, 2016 and December 31, 2015, the following warrants were outstanding:

		September30	December 31,
Expiry Date	Exercise Price	2016	2015
April 30, 2016	$0.30	-	1,770,328
April 30, 2016	$0.30	-	910,534
April 30, 2016	$0.30	-	2,367,437
December 31, 2017	$0.30	5,714,286	5,714,286

December 31, 2017	$0.65	600,000	600,000
December 31, 2018	$0.35	4,500,000	4,500,000
December 31, 2018	$0.35	5,625,000	5,625,000
December 31, 2018	$0.35	13,875,000	13,875,000
March 16, 2019	$0.30	8,333,333	-
		38,647,619	35,362,585

8.	LOSS PER SHARE

Potentially dilutive securities not included in diluted weighted average shares outstanding include shares underlying 675,000 in outstanding options and 38,647,619 in outstanding warrants.

WHITE MOUNTAIN TITANIUM CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
Nine months ended September 30, 2016
(Unaudited - Expressed in US dollars)

9.	COMMITMENTS

The Company entered into a lease agreement for office premises in China that commenced July 1, 2014 with an expiration date of June 30, 2021. The total lease payment pursuant to the agreement is $584,018, of which the remaining balance at September 30, 2016 is $375,440. In June 2016, the Company reached an agreement with the landlord and terminated the lease on August 2, 2016 with a loss of a deposit of $14,000.

The Company entered into a lease agreement for office premises in China that commenced September 1, 2016 and expires August 31, 2018. The total lease payment pursuant to the agreement is $54,710, of which the remaining balance at September 30, 2016 is $52,430.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyze the major elements of our balance sheets and statements of operations. This section should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015, and our unaudited interim consolidated condensed financial statements for the nine months ended September 30, 2016 and accompanying notes to these financial statements (“financial statements”).

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

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, we continue to face many risks and uncertainties including, but not limited to, continued access to financing, the cyclicality of the titanium dioxide industry, global economic and political conditions, global productive capacity, inventory levels, changes in product pricing, changes in product costing, changes in foreign currency exchange rates, competitive technology positions and operating interruptions (including, but not limited to, labor disputes, leaks, fires, explosions, unscheduled downtime, transportation interruptions, war and terrorist activities). Mining operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with. Should one or more of these risks materialize (or the consequences of such a development worsen), or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

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

We were incorporated in the State of Nevada on April 24, 1998. We have six wholly owned subsidiaries: SCM White Mountain Titanium, a Chilean stock company which holds our Chilean mining concessions for our Cerro Blanco project and conducts our principal exploration operations on that property; White Mountain Metals SpA, an inactive Chilean stock company; White Mountain Minerals SpA, which holds our Chilean mining concessions for our La Martina project and conducts our principal exploration operations on that property; White Mountain Energy Ltda., an inactive Chilean company; White Mountain Titanium (Hong Kong), a Hong Kong corporation and parent of our Chinese corporation; and Cerro Blanco Titanium Corporation Limited (Shenzhen), a Chinese corporation.

Our principal business is to explore for and develop natural rutile deposits on our mining concessions. With the receipt of the RCA for our water desalination plant, we now have the ability to add the production and sale of desalinated industrial water to our principal business interests. Our current principal objectives are to advance the Cerro Blanco project through the development of the seawater desalination plant, continued efforts to increase the verified grade and size of the Cerro Blanco deposit, securing off-take agreements for the planned rutile concentrate output, and securing strategic financial and development partnerships. We intend to sell industrial grade desalinated water to local credit-worthy off-takers. We also intend to sell the rutile concentrate to titanium metal and pigment producers. In addition, we continue to research into the recovery of feldspar, which, if successful, would provide another potential income stream from the sale of feldspar to the glass and ceramics industries.

During the current year, we will look to advance our Cerro Blanco Project on several related fronts. We will solicit bids for additional drilling to be carried out at Cerro Blanco with the goal of increasing the overall resource base, and identifying areas of high grade rutile mineralization which would provide quality process plant feed in the early years of production. Also, working with Nexo WMTM Holdings, LLC (“Nexo”), we will seek to obtain off-take agreements for industrial water, which can be made available for sale, from our desalination plant. To that end, discussions have already taken place with a number of interested parties whose water requirements could be met by our water project. Whilst the production of industrial water is an integral part of the mining project, sales of surplus water to parties in the Huasco Valley could represent another potential income stream for the project.

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

These two contracts were still in force at September 30, 2016.

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

•

Effective March 4, 2016, Mr. Kin Wong resigned as Chief Executive Officer of the Company, but continued to serve as a non-executive Chairman of the Board until the 2016 Annual Shareholders’ Meeting. Mr. Mike Kurtanjek served as interim Chief Executive Officer following Mr. Wong’s resignation.

•	Effective March 4, 2016, the Board appointed Mr. Bobby E. Cooper and Mr. Andrew Sloop to fill the vacancies created by the resignations of Messrs. Lu and Crosby.

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

•

On July 8, 2016, we held the 2016 Annual Shareholders’ Meeting where we elected directors and approved other proposals. Five directors were elected, namely, Andrew Sloop, Bobby Cooper, David Kirkingburg, Greg Ye, and Sue Pei.

•	Prior to the Annual Shareholders’ Meeting, our Board decided to close our China office to conserve cash. As a result, the China office relocated to a smaller space and terminated its work force.

•

Effective September 30, 2016, the Company notified JPES Inc., a company owned and controlled by Eric Gan, Chief Financial Officer of the Company, that its agreement with the Company would be terminated effective December 31, 2016, in accordance with the three-month notice provision in the agreement. A new contract may be negotiated with JPES Inc. or the Company may engage a new principal financial officer for 2017.

•	On September 22, 2016, the Company appointed Andrew Sloop to replace Michael Kurtanjek as the Interim Chief Executive Officer to serve as the principal executive officer of the Company.

Results of Operations

We recorded a net loss of $686,131 and $2,139,203 for the three months and nine months ended September 30, 2016 ($0.01 and $0.02 per weighted average common share outstanding) compared to a net loss of $821,222 and $3,411,936 ($0.01 and $0.04 per share) for the comparative interim periods in 2015.

Compared to the nine months ended September 30, 2015, our operation expenses for the current comparative period decreased from $3.4 million to $2.1 million due to the changes in the following items:

•

Advertising and promotion expense decreased from $275, 637 to $31,740, an 88% drop. During the first two quarters of 2015, we engaged a marketing and consulting firm to increase potential investors’ awareness of the Company. No such engagement was used during the comparable period this year.

•	Consulting fees – directors and officers fees decreased 61% from $794,127 to $278,250 due to management pay cut and eliminating several management positions.

•

Business consulting expense decreased by 71% from $466,815 to $133,556 as we reversed amortization of prepaid financial advisory fee due to termination of engagement of a financial advisory service. We also procured less consulting services for the same period this year.

•	Traveling expense decreased 56% from $188,383 to $81,974 as a result of less management traveling activities during the same period this year.

•

Bank charge and interest expense increased from $13,237 to $279,069 due to issuance of convertible notes and the interest accretion to the Convertible Note. Excluding the interest accretion expense, there were no significant changes in bank charge and interest expense during the period compared to the same period in 2015.

Gain on derivative liability of $169,558 comprises of a change in value during the period of the conversion component of the convertible notes issued in the first quarter of 2016.

Exploration expense is still the largest single expense item in our operation. It decreased by 17% from $786,604 to $643,817 reflecting reduced geological work after we received the approval of the EIS.

Due to cash constraints, there was no spending on research and development during the nine months ended September 30, 2016.

Loss before other items for the current nine-month period was $2,244,359, compared to $3,370,736 for the comparative period in 2015.

In our China operation we lost $64,858 on disposal of office fixtures and furniture due to the move to a smaller shared office.

Liquidity and Cash Flows

As of September 30, 2016, we had working capital of $664,383 (December 31, 2015: $460,651), including $677,985 of cash (December 31, 2015: $396,878).

Cash used in operating activities was $1,717,937 for the nine months ended September 30, 2016, compared to $2,982,702 for the comparative interim period in 2015. Investing activities for the nine months ended September 30, 2016 were $956 (2015: $1,025).

We raised $2,000,000 from financing activities during the current nine-month period by issuing a Convertible Note. During the nine months ended September 30, 2015, we raised $3,255,000 from issuing Common Stock. The proceeds received will be used to support our operating activities during the year.

We anticipate that we will need to raise additional funds of $1,500,000 to $4,500,000 to fulfill our commitments stipulated in the EIS as well as finance the necessary corporate general and administrative expenses in 2016. Alternatively, we are currently analyzing the potential for revenue generation through strategic partnership buy-in with EPC/development entities on both the mining and seawater desalination projects. Such an arrangement may provide funds for further development of the project while eliminating the need for future highly-dilutive fundraising endeavors. We are seeking such partnerships only with well-capitalized and capable industry specific entities. For 2016, we prepared a flexible annual operating budget open to adjustment depending on our ability to raise capital and the overall Titanium Dioxide market conditions. The 2017 budget has been reduced to reflect the current cash position of the Company and to provide the best case for the uninterrupted operation of the company in the absence of further fundraising.

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

Changes in internal control over financial reporting

There has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act, during our most recent fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

See “Item 1A – Risk Factors” as disclosed in Form 10-K as filed with the Securities and Exchange Commission on March 28, 2016, for broader discussion on risk factors.

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

White Mountain Titanium Corporation

Date: November 21, 2016	By	/s/ Andrew Sloop
Andrew Sloop, Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2016	By	/s/ Eric Gan
Eric Gan, Chief Financial Officer
(Principal Financial Officer)